Form 10-Q
period 1996-04-30
TAPISTRON INTERNATIONAL INC
filed 1996-06-13
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    Form 10Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934

For the quarterly period ended April 30, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

                         Commission file number 0-20309

                          TAPISTRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                    58-1684918
           -------                                    ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or  organization)

                               Route 12, Box 12876
                                 Alabama Highway
                                  Ringgold, Ga
                                  ------------
                    (Address of principal executive offices)

                                      30736
                                      -----
                                   (Zip Code)

                                 (706) 965-9300
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

           CLASS                                 OUTSTANDING AT JUNE 6, 1996
 --------------------------------              ------------------------------
  Common Stock $.0004 Par Value                          10,126,295

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

     Accountant's Report                                                   3

     Consolidated Condensed Balance Sheets as of July 31, 1995
        and April 30, 1996                                                 4

     Consolidated Condensed Statements of Operations for the Three
        Months Ended April 30, 1995 and 1996 and the Nine Months
        Ended April 30, 1995 and 1996                                      5

     Consolidated Condensed Statements of Cash Flows for the Nine
        Months Ended April 30, 1995 and 1996                               6

     Notes to Consolidated Condensed Financial Statements                  7

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                     8

PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on 8-K                                    9

SIGNATURE                                                                 10

                               ACCOUNTANT'S REPORT



The Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia


The accompanying consolidated condensed balance sheet of Tapistron International, Inc. as of April 30, 1996, and the related consolidated condensed statements of operations and cash flows for the respective three-month and nine-month periods ending April 30, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.

The balance sheet for the year ended July 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated October 18, 1995, but we have not performed any auditing procedures since that date.



                              /s/Dudley, Hopton-Jones, Sims & Freeman PLLP
                              --------------------------------------------
                              Dudley, Hopton-Jones, Sims & Freeman PLLP

Birmingham, Alabama
June 6, 1996

                  TAPISTRON INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                 Condensed from
                                                                Audited Financial
                                                                    Statements     Unaudited
                                                                  July 31, 1995   April 30, 1996
                                                              ------------------ ------------------
CURRENT ASSETS
   Cash and cash equivalents                                        $    99,426   $    57,923
   Receivables, net of allowances of $200,000 as of July 31, 1995       447,969       173,630
   Note Receivable                                                      450,000          --
   Inventory                                                          2,801,175     2,267,767
   Prepayments                                                           97,146        37,406
                                                                    -----------   -----------
        Total current assets                                         3,895,716     2,536,726
                                                                    -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                   4,771,302     5,041,077
                                                                    -----------   -----------

OTHER ASSETS
   Long-term receivables, net of allowances of $200,000 as of
     April 30, 1996                                                     500,000       300,000
   Noncompete agreements                                                 11,545          --
   Patents and patent license                                           293,525       291,110
   Other                                                                183,819       181,572
                                                                    -----------   -----------
        Total other assets                                              988,889       772,682
                                                                    -----------   -----------
        TOTAL                                                       $ 9,655,907   $ 8,350,485
                                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt                                                  $   832,273   $   891,968
   Current portion of long-term debt                                  1,812,051     1,795,572
   Accounts payable and accrued expenses                              1,873,412     1,692,083
   Customer deposits                                                    285,000       285,000
                                                                    -----------   -----------
      Total current liabilities                                       4,802,736     4,664,623
                                                                    -----------   -----------
LONG-TERM DEBT                                                           14,001        11,654
                                                                    -----------   -----------
COMMITMENTS                                                                --            --

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000 shares
      authorized; no shares issued and outstanding                         --            --
   Common stock - $.0004 par value - 100,000,000 shares
     authorized; 9,681,813 issued as of July 31, 1995
     and 10,181,813 as of April 30, 1996.                                 3,873         4,073
   Additional paid-in capital                                        22,604,468    22,759,267
   Accumulated deficit                                              (17,756,379)  (19,076,340)
   Treasury stock - 55,518 shares for July 31, 1995
     and April 30, 1996, at cost                                    (    12,792)  (   12,792)
                                                                    -----------   -----------
       Total stockholders' equity                                     4,839,170     3,674,208
                                                                    -----------   -----------
       TOTAL                                                        $ 9,655,907   $ 8,350,485
                                                                    ===========   ===========

The accompanying notes are an integral part of the financial statements.
                                       -4-

                  TAPISTRON INTERNATIONAL, INC. AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                     THREE MONTHS ENDED APRIL 30,   NINE MONTHS ENDED APRIL 30,
                                       -------------------------    --------------------------
                                            1995           1996          1995           1996
                                            ----           ----          ----           ----
SALES                                 $    67,201    $   265,979    $ 1,839,694    $   559,846

COST OF SALES                              61,093         74,133      1,267,183        238,176
                                        ---------      ---------     ----------      ---------

       Gross profit                         6,108        191,846        572,511        321,670
                                        ---------      ---------     ----------      ---------

OPERATING EXPENSES
   Administrative expenses              1,016,310        590,756      2,563,049      1,304,658
   Research and development               489,726         34,574      2,391,648         54,951
                                        ---------      ---------     ----------      ---------
                                        1,506,036        625,330      4,954,697      1,359,609
                                        ---------      ---------     ----------      ---------

OPERATING LOSS                         (1,499,928)    (  433,484)    (4,382,186)    (1,037,939)
                                        ---------      ---------     ----------      ---------

OTHER INCOME (EXPENSE)
   Interest expense                    (   55,424)    (  115,790)    (  174,902)    (  253,626)
   Interest income                          1,522          6,757         16,870         19,930
   Loss of disposal of asset           (  348,214)    (   56,589)    (  348,214)    (   48,326)
                                        ---------      ---------     ----------      ---------

       Total other income (expense)    (  402,116)    (  165,622)    (  506,246)    (  282,022)
                                        ---------      ---------     ----------      ---------

NET LOSS                              $(1,902,044)   $  (599,106)   $(4,888,432)   $(1,319,961)
                                        =========      =========     ==========      =========
EARNINGS PER SHARE
   Net loss per share                 $      (.21)   $      (.06)   $      (.57)   $      (.13)
                                        =========      =========     ==========      =========
Weighted average number of shares
   outstanding                          9,181,495      9,993,091      8,593,583      9,993,091
                                        =========      =========     ==========      =========

The accompanying notes are an integral part of the financial statements.

                  TAPISTRON INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       NINE MONTHS ENDED APRIL 30,
                                                                                       ---------------------------
                                                                                       1995                  1996
                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $(  4,888,432)          $(1,319,961)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                      401,509               337,805
     Loss (gain) on disposal of property, plant and equipment                            23,584                45,085
     Loss on impairment of an asset                                                     348,214                -
     Changes in operating assets and liabilities:
       (Increase) decrease in receivables                                                46,724               924,339
       (Increase) decrease in prepayments                                          (     13,817)               59,740
       (Increase) decrease in inventory                                            (    324,716)              533,408
       Increase (decrease) in accounts payable and accrued expenses                   1,188,931           (   182,505)
                                                                                    -----------           -----------

         Net cash (used by) provided by operating activities                       (  3,218,003)              397,911
                                                                                    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for other assets                                                       (     32,834)         (      8,655)
   Proceeds from sale of equipment                                                        1,250               295,925
   Capital expenditures                                                            (    584,377)         (    923,728)
                                                                                    -----------           -----------

         Net cash used by investing activities                                     (    615,961)         (    636,458)
                                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                                       910,000               933,371
   Payment of Syndication Costs                                                    (     17,500)                -
   Proceeds from issuance of common stock                                             3,128,675               155,000
   Principal payments of debt                                                      (    828,291)         (    891,327)
                                                                                    -----------           -----------

         Net cash provided by financing activities                                    3,192,884               197,044
                                                                                    -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (    641,080)         (     41,503)
   Cash and cash equivalents - beginning of period                                      712,713                99,426
                                                                                    -----------           -----------

   Cash and cash equivalents - end of period                                      $      71,633         $      57,923
                                                                                    ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                         $     120,742         $     227,778
                                                                                    ===========           ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
     Inventory reclassified to equipment                                          $      -              $     887,613
                                                                                    ===========           ===========

The accompanying notes are an integral part of the financial statements.

                  TAPISTRON INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1996

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of the Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of April 30, 1996 and the results of its operations for the three and nine months ended April 30, 1996 and 1995, and cash flows for the nine months ended April 30, 1996 and 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1995. The results of operations for the three and nine months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

Earnings per common share is computed based on the weighted average number of common shares and, when dilutive, common equivalent shares (stock options and warrants) outstanding during each of the periods.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as a result, has experienced cash flow problems. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent first on its ability to raise additional capital to meet its immediate working capital requirements and ultimately on its ability to obtain profitable operating results.

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended April 30, 1995 And 1996
- - ------------------------------------------

Revenues for the three months ended April 30, 1996 ("1996 Three Months") were $265,979 as compared to $67,201 for the three months ended April 30, 1995 ("1995 Three Months"), an increase of 95.8%.

Cost of sales as a percentage of sales decreased from 90.9% for the 1995 Three Months to 27.9% for the 1996 Three Months.

Operating expenses consist of administrative expenses and research and development expenses. Administrative expenses decreased to $590,756 in the 1996 Three Months from $1,016,310 in the 1995 Three Months, a 41.9% decrease. Over the past nine months, the Company has evaluated and made reductions in all areas of administrative expenses.

Research and development expenses decreased to $34,574 in the 1996 Three Months from $489,726 in the 1995 Three Months, a 92.9% decrease. This decrease reflects the Company's halting of the research and development on the new generation CYP machine. The Company plans to market the existing CYP machine vigorously.

Interest expense increased to $115,790 for the 1996 Three Months from $55,424 for the 1995 Three Months. Interest income increased to $6,757 during the 1996 Three Months from $1,522 during the 1995 Three Months.

Nine Months Ended April 30, 1995 And 1996
- - -----------------------------------------

Revenues for the nine months ended April 30, 1996 ("1996 Nine Months") were $559,846 as compared to $1,839,694 for the nine months ended April 30, 1995 ("1995 Nine Months"), a decrease of 69.6%.

Cost of sales as a percentage of sales decreased from 68.9% for the 1995 Nine Months to 42.5% for the 1996 Nine Months.

Operating expenses consist of administrative expenses and research and development expenses. Administrative expenses decreased to $1,304,658 in the 1996 Nine Months from $2,563,049 in the 1995 Nine Months, a 49.1% decrease. Over the past nine months, the Company has evaluated and made reductions in all areas of administrative expenses. Research and development expenses decreased to $54,951 in the 1996 Nine Months from $2,391,648 in the 1995 Nine Months, a 97.7% decrease. These expenses decreased with the completion of the development effort of the enhanced model of the CYP machine.

Interest expense increased to $253,626 for the 1996 Nine Months from $174,902 for the 1995 Nine Months. Interest income increased to $19,930 during the 1996 Nine Months from $16,870 during the 1995 Nine Months.

Liquidity and Capital Resources

As of April 30, 1996, the Company had a working capital deficit of approximately $(2,128,000), a $1,220,980 decrease in working capital from July 31, 1995. The Company anticipates that additional financing will be necessary in order to meet projected working capital requirements over the next 12 months.

PART II. OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27- Financial Data Schedule (Electronic filing only).

(b) The Company filed a Form 8-K on February 13, 1996 related to the restructure of the Company's debt and to provide new capital.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Tapistron International, Inc.
                                     -----------------------------
                                     (Registrant)



Date:  6/12/96                       /s/ J. Darwin Poe
     --------------------------      -----------------------------------
                                     J. Darwin Poe
                                     (Signing on behalf of the registrant
                                     as President and Chief Financial Officer)