Form 10-K
period 1996-07-31
TAPISTRON INTERNATIONAL INC
filed 1996-11-18
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     For the fiscal year ended July 31, 1996

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                     For the transition period from ______ to ______

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

                                                           30736-1067
                                                           ----------
      6203; Alabama Highway; Ringgold, GA                   (Zip Code)
      -----------------------------------
    (Address of principal executive offices)


 Registrant's telephone number, including area code:      (706) 965-9300
                                                          --------------
Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $.0004 Par Value
        Redeemable Warrants


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K | |

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of October 25, 1996 was approximately $315,800. On October 25, 1996, there were 10,526,295 shares of $.0004 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: See part III hereof regarding incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                          TAPISTRON INTERNATIONAL, INC.

                                     PART I

Item 1.  BUSINESS

General

    Tapistron International, Inc. (the "Company" or "Tapistron") was organized for the purpose of developing or acquiring proprietary technologies in the textile industry and commercializing such technologies on a global basis. The Company was incorporated under the laws of the State of Georgia on February 7, 1986, under the name of Textile Corporation of America. On July 19, 1986, the Company exchanged shares of common stock for all of the outstanding stock of Fabrication Center, Inc. ("FCI") in a transaction accounted for as a pooling of interests. On July 16, 1991, the name was changed from Textile Corporation of America to Tapistron International, Inc. All references to the Company include Fabrication Center, Inc., its wholly owned subsidiary.

    The Company's initial technology has been the development of a Computerized Yarn Placement ("CYP") machine, for producing tufted carpets and rugs in highly versatile patterns, colors and textures. The Company believes that the potential market for its technologically advanced tufting machine lies with manufacturers that wish to meet the growing demand for patterned products witnessed in the commercial and residential floor covering markets. Virtually all existing tufting machines, which produce piled products by inserting tufts of yarn into a primary backing, are limited in their ability to produce a broad range of patterned, multi-colored and multi-textured products. Most existing weaving looms, which create the primary backing in the weaving process, require an extremely time-consuming and labor intensive process to effect pattern and color changes. The Company's CYP machine requires only minutes to change pattern, color, texture and density combinations. Because of its compatibility with commercially available pattern entry systems, such as those used by many major textile manufacturers, virtually any hand-drawn, painted, photographed or scanned image can be reproduced on the finished tufted product. The CYP machine is not in the same market as, and will not compete with, low end solid color plain cut pile carpet producing equipment, but is designed to provide an alternative to current methods of producing patterned products. During the year ended July 31, 1996, the Company sold one 4.4 meter CYP machine.

Industry

    The textile industry is one of the major industrial classifications in the United States economy. Total annual dollars spent in 1995, based on D.O.C. office of Textiles and Apparel, was over $86 billion. Many of the individual segments within the textile industry are themselves considered separate industries. The existing technologies of the Company focus on the carpet industry.

Carpet Industry
---------------

    The domestic carpet industry as we know it today, is a major subset of the textile industry and dates back to the development of the tufting machine in the 1950's. While there are a variety of techniques for the production of carpet and other fabric floor coverings, the dominant means of production today is machine tufting. Tufting is a process whereby tufts of yarn are inserted into a sheet of fabric called a primary backing. The tufts, which are closely spaced to form the pile, are inserted into the backing by vertical, reciprocating needles similar to those of a conventional sewing machine. Modern tufting machines consist of one or more rows or "bars" of hundreds of threaded needles across the width of the machine which insert the tufts as the primary backing is fed through the machine beneath the needle-bars. The yarn is fed to the needles from cones of yarn arranged in racks known as a creel. The advantage of machine tufting is that it produces relatively low-cost, durable carpet in large production runs when compared with hand tufted and hand and machine woven products. However, because of mechanical and other limitations associated with existing tufting technology machinery, tufting offers limited versatility in pattern style.

    During recent years, carpet manufacturers in the United States have experienced a substantial increase in demand for patterned carpets, particularly in the commercial carpet market. During 1988, 23% of the carpet styles being produced in the United States for the commercial market (comprised of broadloom and modular products) incorporated some sort of pattern. Currently this figure has risen to approximately 36%. The residential carpet market has also witnessed an increased demand for patterned styles. Furthermore, industry statistics reveal that the demand for patterned carpets is significant throughout Europe and the Pacific Rim countries.

    There are currently three principal methods of manufacturing patterned, machine-made, pile-faced floor coverings. The first method is the traditional weaving process utilizing either of two basic types of looms: the Axminster, which traces its origins back to the 1800s, or the Wilton, the dominant weaving machine used in the United Kingdom and Europe which was first introduced in the early 1800s. A second method involves printing or dyeing finished carpeting using either a jet spray technique or flat bed screening. The third method involves modifications to conventional tufting machinery to produce carpets with high/low pile and/or geometric patterns. These include (i) single or double shifting needle bars, which are mechanically controlled devices for producing geometrics and small pattern repeats, (ii) scroll patterning attachments which create pattern through high/low pile configurations by varying the speed at which yarn is fed into each needle and (iii) individual controlled needles
(ICN), a method of creating pattern by "over-tufting" - implanting extra yarn into a plain, previously tufted carpet. An enhanced version of the ICN technology, the Colortec, is probably the CYP machine's closest competitor. The range of patterns capable of being produced by such modifications to conventional tufting machines is restricted, however, because of mechanical limitations associated with these technologies. Although the CYP machine is not in the same market as, and will not compete with, solid color carpet producing equipment, the Company believes its CYP machine offers numerous advantages over existing methods of producing patterned, machine-made, pile-faced floor coverings in terms of time and cost efficiencies, versatility of pattern, color and texture and ease of changing design parameters without the disadvantages associated with conventional methods. Such disadvantages include the limited pattern flexibility of existing tufting machines and the limited textures or density characteristics associated with weaving looms.

Product Overview

The CYP Machine
---------------

    The CYP machine is a patented process designed for the manufacture of patterned tufted floor coverings with greater flexibility than conventional tufting machines currently on the market. The CYP machine incorporates an innovative technology for computerized yarn placement, whereby up to six colors and/or types of yarn per needle are electro-mechanically selected, placed into position within the machine's unique needle configuration and then injected into a primary backing as directed by a computer utilizing the Company's proprietary software. While the CYP machine needle-bar is stationary from side to side, the primary backing can be shifted laterally as it is fed through the machine, enabling the machine to produce products with more tufts per square inch (resulting in greater density) than any other mechanical method currently available.

    The  Company  believes  its  CYP  machine   technology  will  enable  carpet
manufacturers to meet the growing demand for patterned floor coverings by offering them a means of producing high quality tufted carpeting in patterns. The Company's proprietary technology provides designers and stylists with almost complete versatility in styling and construction of tufted fabrics. The CYP machine, used in conjunction with commercially available pattern entry systems, enables the user to reproduce almost any scanned image or hand-drawn or painted pattern and allows the creation of fabrics incorporating yarns with different textures, luster levels and wear (i.e. gauge and pile) characteristics. In effect, the designer or stylist has control of both aesthetics and quality in the creation of the product, particularly in the critical areas of pattern, color and texture.

    A primary advantage of the CYP machine over conventional machine tufting and weaving methods is the minimal amount of time required to change pattern, color, texture and construction combinations. Whereas several hours to several days are required to set up conventional machines to create certain construction combinations, affecting a construction change with a CYP machine requires only the touching of a computer screen - approximately a thirty second operation. The touch screen system controls all of the machine's parameters with the exception of pile height, which is adjusted manually. Set-up of a CYP machine can be accomplished in less time than it takes competitive machines to set up. This characteristic of the CYP machine allows manufacturers to economically undertake short production runs in order to meet customer needs and specifications. It also offers a means of supplying salespeople with a wide variety of sample products to meet the particular interests of potential customers within a matter of days.

    Patterns in the CYP machine products can be created by using a variety of yarn systems, including pre-dyed/solution-dyed BCF (bulked continuous filament) or spun yarn, rather than injecting color onto an already tufted piece of carpet.

    The CYP machine also offers greater textural capabilities than other existing carpet manufacturing methods. On a CYP machine, different types of yarn can be placed in a variety of patterns according to the designer's preference. The resulting carpet contains a textural design which is not easily obtainable by other methods.

    The CYP machine is compatible with a commercially available computerized pattern entry system. A typical pattern entry system enables a designer to create designs or patterns efficiently on a computer screen and quickly modify or rearrange colors or other aspects of the design or pattern. Such pattern entry systems are widely used in the carpet industry.

Manufacturing

The CYP machine
---------------

    The Company's facilities are located in Ringgold, Georgia. The Company manufactures the CYP machine at its 50,000 square foot manufacturing facility completed in July 1993. The manufacturing facility was built to accommodate the production of four of the existing model CYP machines per month.

Carpet
------

    The Company has discontinued producing high-end patterned carpet for sale to carpet distributors. Currently the Company is contracting out orders that it receives.

Suppliers

    The Company has purchased the frames for its existing CYP machine from one of three local tool and die manufacturers which fabricate the frames in accordance with Company specifications. The Company purchases the motors and other various mechanical components of the existing CYP machine as custom-made or stock components from unaffiliated outside suppliers. The Company believes that alternative sources or substitutes of most of the components for both CYP machines can be developed, if necessary. To date, the Company has not experienced any delays in delivery of components. The Company does not expect to maintain large inventories and will generally order required components as it receives customer orders. Accordingly, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays, which would adversely affect the Company's operations.

Sales, Marketing and Servicing

The CYP Machine
---------------

    The Company intends to market its CYP machines initially to textile industry concerns engaged in the manufacture of commercial carpeting and residential floor coverings. Customers may choose to purchase an entire CYP machine system from the Company or only certain components thereof, obtaining the remaining components (such as the creel, the compressor, or the pattern entry system) from alternate suppliers. The purchase price of the CYP machine systems varies based on the configuration chosen.

    The Company's ability to market CYP machines successfully will depend upon the willingness of potential customers to incur substantial cost and expend the time and effort involved in the purchase of these products, particularly because many of such customers may be reluctant to replace or significantly modify their existing manufacturing methods. In addition, installation of a CYP machine may, in certain circumstances, require expenditures by the customer for site preparation, which costs are estimated by the Company to be between $10,000 and $25,000. The Company offers a limited warranty on the CYP machine system and provides training, maintenance and support to customers following the installation of the CYP machine system.

    To date, the Company's marketing efforts have been focused primarily overseas. However, the Company is currently expanding its efforts in the domestic market, increasingly providing a greater concentration of resources on the United States. Marketing efforts in the United States are conducted by the Company's internal marketing personnel. In the international arena, the Company's marketing personnel are assisted by independent agents throughout the world who represent Tapistron in their respective countries.

Development and Acquisitions

    Limited research and development activities are being conducted by the Company's in-house engineering staff to provide continual enhancements to the CYP technology. Expenditures on research and development during the fiscal years ended July 31, 1994, 1995 and 1996 were $3,529,906, $2,405,438 and $23,473, respectively. The Company completed its prototype CYP machine for the production of 2.0 meter wide goods in September 1991. The Company developed a 4.4 meter CYP machine which was commercially introduced during April 1993. The Company chose to discontinue its development of the next generation CYP machine during fiscal year ended July 31, 1995.

Competition

The CYP Machine
---------------

    The Company competes with entities engaged in the design, development and marketing of equipment for the three existing methods of manufacturing machine-made, patterned fiber floor coverings. In the area of traditional weaving, the Company's product competes with Axminster and Wilton type looms, the dominant manufacturers of which are Crabtree Ltd. of the United Kingdom and Michel Van De Wiele of Belgium, respectively. In addition, there are other smaller national and regional firms which manufacture weaving looms. CYP machines also face competition from jet spray dyeing techniques such as the Millitron process utilized by Milliken & Company and screen printing apparatuses. CYP machines also compete with technologies which enhance the traditional pattern tufting processes, such as shifting needle bars, scroll patterning attachments, individual controlled needles, and the Colortec machine, developed and marketed by the major U. S. tufting machine manufacturers, including Card-Monroe Corporation, Cobble Tufting Machine Company, Inc. and Tuftco Corporation. All entities with which the Company competes have substantially greater financial, manufacturing and other resources than the Company.

    The Company will compete on the basis of pattern, color, texture and density flexibility afforded by the CYP machine technology. The CYP machine offers manufacturers a means of economically producing high quality, machine tufted floor coverings in patterns and colors which to date have been unavailable or too costly to produce in tufted carpet. The Company believes that its CYP machines will compete favorably with existing manufacturing methods on the basis of cost efficiencies for labor, materials and space, rather than price. CYP machines offer the advantages of (i) smaller creel means reduced changeover and space requirements; (ii) simple set-up and manipulation of pattern, color, texture and construction at the machine; (iii) short production runs and customized strikeoffs can be done more economically than with other methods; and
(iv) more flexibility for the designer. In addition, because of the minimal time required to change pattern, texture, density and color, the CYP machines allow for the production of short-run, custom orders to meet customer specifications.

Patents and Proprietary Rights

The CYP Machine
---------------

    The Company has seven United States patents and 10 foreign patents and has filed additional patent applications for the United States and 16 foreign countries, all generally covering the technology incorporated in the Company's CYP product. The Company believes its patents and proprietary rights have been and will continue to be important in enabling the Company to compete with respect to the CYP technology. Failure to obtain patents in certain foreign countries may materially adversely affect the Company's ability to compete effectively in certain international markets. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties.

Employees

    As of October 25, 1996, the Company had 27 full-time employees. The Company considers its relations with its employees to be satisfactory.

Directors and Executive Officers

    The following table sets forth the names and positions of the executive officers and the directors of the Company:

         Name         Age              Position with the Company
        ----         ---              -------------------------
  Kim Amos            39      Vice President of Engineering and Director
  Gary Coulter        50      Vice Chairman
  Robert Culbreth     75      Director
  Floyd Koegler       53      Vice President and Chief Financial Officer
  J. Darwin Poe       51      President and Chief Executive Officer and Director

     KIM AMOS started his professional career in 1983 with SWI - Cobble Division, a leading manufacturer of tufting machinery and peripheral tufting equipment. While at Cobble he initially served in electrical engineering, where he supported manufacturing, customer service, and special projects. In later years he focused on introducing new technologies into the industry, which lead to major tufting machine enhancements. In February 1990 Kim was contacted by the company to help develop the Computerized Yarn Placement (CYP) Machine and was instrumental in that effort. He officially joined the company in July, 1990. Kim now serves as Vice President of Operations and has been a Director since February 1996.

     GARY COULTER is Chairman of the Board and Chief Executive Officer of Spintek Technologies. Mr Coulter's experience includes: President, Chief Operating Officer, and Director of Private Biological Corporation, a developer of biological products and treatments for cancer; Chief Executive Officer of Omega International, Inc., developer of natural products for the treatment of AIDS; President, Chief Operating Officer, and Director of Woodruff Investment Co., a developer, manager and financier of real estate investments; also a partner of Coulter and Davenport Law Firm. Mr. Coulter received his undergraduate degree from Emory University, his J.D. degree from the University of Gerogia School of Law, and his L.L.M. in taxation from New York University School of Law.

     ROBERT CULBRETH has been a Director of the Company since June 1987. He has been Secretary-Treasurer of the Skinner Corporation, a West Point, Georgia based furniture sales organization, since January 1983. He was a partner with the national accounting firm of Grant Thornton in Atlanta, Georgia from 1972, until he joined the Skinner Corporation.

     FLOYD KOEGLER is a certified public accountant (CPA) and holds an MBA from Brenau University in Gainesville, Georgia. He has an extensive background in corporate finance, which includes auditing and financial information analysis for Aladdin Mills and controller positions at Crown America/Texture-Tex, Inc. and Citizens Federal Savings and Loan. Mr. Koegler has also served as CFO of Integrated Products, Inc.'s, Rome Operations.

     J. DARWIN POE has spent his entire professional career in the U.S. textile industry. He has held various management positions with industry leaders such as the Bibb Company, WestPoint Pepperell, Amoco Fabrics and Fiber company, and he was COO of Desoto Falls Inc. of Dalton, Georgia.

     Mr. Poe is a graduate of Auburn University with a degree in Textile Engineering and an MBA from Brenau University.

Item 2.  PROPERTIES

     The Company's executive offices and manufacturing operations are located in an approximately 50,000 square foot facility at Alabama Highway, Ringgold, Georgia. The building and adjacent land was sold on June 10, 1996 in a sale-leaseback transaction.

Item 3.  LEGAL PROCEEDINGS

     References made to Note 1 and Note 18 of the Company's financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders through the solicitation of proxies or otherwise during the period from August 1, 1995 through July 31, 1996, covered by this report .

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On June 24, 1992, the Securities and Exchange Commission declared effective the Company's Registration Statement with respect to an initial public offering of 2,250,000 shares of Common Stock and 2,587,500 Redeemable Warrants (including 337,500 Redeemable Warrants exercised under the Underwriter's over allotment option). The Company consented to the de-listing of its warranty from the NASDAQ Stock Market effective as of August 20, 1996 due to the lack of any significant trading activity in the warrants and because there were no market makers for the warrants as required by NASDAQ rules. NASDAQ deleted the Company from the NASDAQ Stock Market effective August 29, 1996, as a result of the Company's non-compliance with the quantitative maintenance criteria for continued listing on the NASDAQ Stock Market. The Company's stock will continue to be traded as a bulletin board stock. The Common Stock and the Redeemable Warrants were listed on NASDAQ under the symbols TAPI/TAPIQ and TAPIW, respectively.

     The following tables set forth, for the periods indicated, the high and low bid prices for the Company's Common Stock and Redeemable Warrants as reported by NASDAQ. Prices represent actual transactions, but do not reflect adjustments for retail markups, markdowns or commissions.


                                                                   High             Low
                                                                   ----             ---
Common Stock

   1994:  First Quarter (August 1, 1993 - October 31, 1993)        $8 3/8          $5 5/8
          Second Quarter (November 1, 1993 - January 31, 1994)      6 1/4           4 3/8
          Third Quarter (February 1, 1994 - April 30, 1994)         5 1/8           1 7/8
          Fourth Quarter (May 1, 1994 - July 31, 1994)              3 1/8           2

   1995:  First Quarter (August 1, 1994 - October 31, 1994)         4 1/2           2 13/32
          Second Quarter (November 1, 1994 - January 31, 1995)      3 7/8           2 1/4
          Third Quarter (February 1, 1995 - April 30, 1995)         3 1/4           1 7/16
          Fourth Quarter (May 1, 1995 - July 31, 1995)              2 1/8           5/8

   1996:  First Quarter (August 1, 1995 - October 31, 1995)         1 3/8           13/16
          Second Quarter (November 1, 1995 - January 31, 1996)      1 1/16          1/4
          Third Quarter (February 1, 1996 - April 30, 1996)           25/32         3/8
          Fourth Quarter (May 1, 1996 - July 31, 1996)                5/8           1/4

Redeemable Warrants

   1994:  First Quarter (August 1, 1993 - October 31, 1993)         2 1/16          1 1/4
          Second Quarter (November 1, 1993 - January 31, 1994)      1 9/16          7/8
          Third Quarter (February 1, 1994 - April 30, 1994)         1 3/16          1/4
          Fourth Quarter (May 1, 1994 - July 31, 1994)              5/8             1/4

   1995:  First Quarter (August 1, 1994 - October 31, 1994)         11/16           3/8
          Second Quarter (November 1, 1994 - January 31, 1995)      1/2             1/4
          Third Quarter (February 1, 1995 - April 30, 1995)         3/8             3/32
          Fourth Quarter (May 1, 1995 - July 31, 1995)              1/4             3/32

   1996:  First Quarter (August 1, 1995 - October 31, 1995)         3/16            3/16
          Second Quarter (November 1, 1995 - January 31, 1996)      3/16            3/16
          Third Quarter (February 1, 1996 - April 30, 1996)         3/16            3/16
          Fourth Quarter (May 1, 1996 - July 31, 1996)              3/16            3/16

  At October 25, 1996, there were approximately 300 shareholders of record, and as of that date, the Company estimates there were approximately 1,800 beneficial owners holding stock in nominee or "street" name. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of operations data set forth below with respect to the fiscal years ended July 31, 1996, 1995 and 1994 and the consolidated balance sheet data at July 31, 1996 and 1995 are derived from and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the Company set forth below with respect to the fiscal years ended July 31, 1992 and 1991 and the consolidated balance sheet data at July 31, 1993, 1992 and 1991 are derived from audited consolidated financial statements of the Company, or its predecessor, as the case may be, not included herein.

                                                            Years Ended July 31,
                                    ----------------------------------------------------------------------
                                      1996           1995           1994           1993           1992
                                      ----           ----           ----           ----           ----
Statement of Operations Data:
   Sales                           $ 1,305,499    $ 2,565,544    $ 4,315,060    $ 6,823,721    $ 1,404,112
   Cost of sales                     1,146,717      1,757,793      2,850,422      3,607,182        900,968
   Operating expenses:
      Administrative                 3,473,581      3,656,532      3,730,194      2,927,558      1,259,040
      Research and development          23,473      2,405,438      3,529,906        549,660        402,905
   Net income (loss)               ( 4,478,096)   ( 6,053,175)   ( 5,840,945)        24,961    ( 1,220,692)
   Net income (loss) per share     (       .49)   (       .69)   (       .76)         -        (       .22)
   Extraordinary item                      .04           -              -             -               -
   Shares used in computing per
      share amounts                 10,012,390      8,761,117      7,726,018      7,756,556      5,476,484


                                                               As of July 31,
                                    ----------------------------------------------------------------------
                                      1996           1995           1994           1993           1992
                                      ----           ----           ----           ----           ----
Balance Sheet Data:
Working capital (deficiency)       $ 1,033,911    $(  907,020)   $ 2,649,245   $  8,570,445   $ 13,029,905
Total Assets                         4,016,538      9,655,907     10,982,246     14,733,746     14,481,717
Long-term debt                          -              14,001      1,291,320         50,433        594,826
Accumulated deficit                (22,234,475)   (17,756,379)   (11,703,107)   ( 5,862,162)  (  5,887,123)
Stockholders' equity                   656,074      4,839,170      7,653,669     13,332,499     13,307,538


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Years Ended July 31, 1996 and July 31, 1995
-------------------------------------------

     Revenues for the year ended July 31, 1996 ("Fiscal 1996") were $1,305,499 as compared to revenues of $2,565,544 for the year ended July 31, 1995 ("Fiscal 1995") resulting from the sale of one CYP machines in Fiscal 1996 as compared to two CYP machines in Fiscal 1995. The decrease is primarily due to the fact that potential customers have delayed placing orders because the Company has had insufficient cash to support operations and technical support of the CYP machines. Cost of sales decreased to $1,146,717 in Fiscal 1996 from $1,757,793 in Fiscal 1995 as a result of the decrease in the number of machines sold. Cost of sales as a percentage of sales increased to approximately 88% in Fiscal 1996 from 68% in Fiscal 1995. This increase is the result of CYP looms being sold at a lower margin in order to generate cash.

     Operating expenses consist of administrative expenses and research and development expenses. Administrative expenses increased to $3,473,581 in Fiscal 1996 from $3,656,532 in Fiscal 1995, a decrease of approximately 5%.

     Included in the administrative expenses is a $500,000 allowance for noncollectible long-term receivables related to machine sales. Also included in the administrative expenses of Fiscal 1996 and 1995 is a $547,441 and $474,215 allowance for obsolete raw materials inventory which resulted primarily from enhancements to the existing CYP machine technology as well as the discontinuation of the new model CYP machine. The Company has implemented several cost control measures designed to maintain administrative expenses at an acceptable level.

     Research and development expenses decreased to $23,473 in Fiscal 1996 from $2,405,438 in Fiscal 1995, a 99% decrease. This decrease reflects the Company's substantially decreased development activities relating to the new model of the CYP machine, the enhancement of the existing CYP machine and the discontinuation of the dye processes.

     Interest expense increased to $314,611 in Fiscal 1996 from $248,594 in Fiscal 1995, a 27% increase. This increase is the result of the Company securing additional short-term financing during Fiscal 1996 which totalled approximately $1,351,000. Interest income decreased to $26,292 in Fiscal 1996 from $40,529 in Fiscal 1995.

     Loss on disposal of assets increased to $1,022,505 in Fiscal 1996 from $592,891 in Fiscal 1995 a 72% increase. This increase is the result of sale of the main production facility building and another facility at a different location.

     Reorgainization   items  totalling   $249,150  are  entirely  comprised  of
attorney's fees paid to two law firms in connection with the Chapter 11 proceedings.

     The extraordinary item, gain from extinguishment of debt, is the result of the forgiveness of debt by two creditors for accounting services and research and development consulting, totalling $420,150.

Years Ended July 31, 1995 and July 31, 1994
-------------------------------------------

     Revenues for the year ended July 31, 1995 ("Fiscal 1995") were $2,565,544 as compared to revenues of $4,315,060 for the year ended July 31, 1994 (Fiscal 1994") resulting from the sale of two CYP machines in Fiscal 1995 as compared to five CYP machines in Fiscal 1994. The decrease is primarily due to the potential development of a new enhanced model of the CYP machine. The Company believes that potential customers have delayed placing orders and accepting delivery for the existing CYP machine in anticipation of the new model, commercial introduction of which has been discontinued. Cost of sales decreased to $1,757,793 in Fiscal 1995 from $2,850,422 in Fiscal 1994 as a result of the decrease in the number of machines sold. cost of sales as a percentage of sales increased to approximately 68% in Fiscal 1995 from 66% in Fiscal 1994.

     Operating expenses consist of administrative expenses and research and development expenses. Administrative expenses decreased to $3,656,532 in Fiscal 1995 from $3,730,194 in Fiscal 1994, a decrease of approximately 2%.

     This provision relates primarily to ongoing negotiations with one customer resulting from delays in one of the customer's CYP machines becoming operational and from the Company's subsequently lowering the sales price of the CYP machine to other customers. Also included in the administrative expenses of Fiscal 1995 is a $474,215 allowance for obsolete raw materials inventory which resulted primarily from continued enhancements to the existing CYP machine technology as well as the development of the new model CYP machine. The Company has implemented several cost control measures designed to maintain administrative expenses at an acceptable level.

     Research and development expenses decreased to $2,405,438 in Fiscal 1995 from $3,529,906 in Fiscal 1994, a 32% decrease. This decrease reflects the Company's substantially decreased development activities relating to the new model of the CYP machine, the enhancement of the existing CYP machine and the evaluation of the dye processes. The Company anticipates a substantial decrease in research and development expenses during the next several months as the Company further decreases its development activities.
                                      -10-

     Interest expense increased to $248,594 in Fiscal 1995 from $55,701 in Fiscal 1994, a 346% increase. This increase is the result of the Company securing additional short-term financing during Fiscal 1995 which totalled $1,320,000 and interest related to the mortgages obtained during Fiscal 1994. Interest income decreased to $42,529 in Fiscal 1995 from $50,558 in Fiscal 1994.

Liquidity and Capital Resources

     From its inception until its initial public offering on June 24, 1992, the Company's principal source of operating capital has been bank borrowings, private placement of the Company's securities and loans from the Company's principal stockholders and affiliated individuals. Upon consummation of the initial public offering on June 24, 1992, the Company received a total net proceeds of approximately $13,000,000.

     As of July 31, 1996, the Company had a working capital deficit of $1,033,911, a $1,940,931 increase from July 31, 1995. This increase is primarily a result of the Company paying off $1,812,051 of current debt. The Company anticipates that it will have to raise additional funds or restructure its debt to meet the projected working capital requirements over the next 12 months.

     At July 31, 1996, the Company had $20.9 million of net operating losses available to offset future taxable income for federal and state income tax purposes. The utilization of the net operating losses to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The loss carryforwards expire in various years through 2010.

     The Company filed a voluntary petition for a Chapter 11 bankruptcy on June 20, 1996. The Company is allowed to continue to operate under the supervision of the Bankruptcy Court and is given a limited amount of time free from creditors' collection efforts in order to restructure its finances. The Company's plan of reorganization has not been approved by the Bankruptcy Court. Based on this uncertainty, Dudley, Hopton-Jones, Sims & Freeman PLLP has qualified their audit report.

Impact of Inflation

     Management does not believe that inflation has a material impact on the Company's results of operations. Management believes that it is able to reflect inflationary cost increases in its prices to customers.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this item is submitted as a separate section in this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                        PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     With the exception of a description of the Directors and Executive Officers of The Registrant which appears on page 7 herein, Part III is omitted because prior to December 31,1996, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

       The   following    consolidated   financial   statements   of   Tapistron
International, Inc. are required to be included in Item 8 are listed below:


                                                                                                Page
                                                                                                ----
   Report of Independent Auditors                                                                 15

   Consolidated Balance Sheet - July 31, 1996 and 1995                                            17

   Consolidated Statement of Operations - Year Ended July 31, 1996, 1995 and 1994                 19

   Consolidated Statement of Changes in Stockholders' Equity - Year Ended July 31, 1996,
    1995 and 1994                                                                                 20

   Consolidated Statement of Cash Flows - Year Ended July 31, 1996, 1995 and 1994                 21

   Notes to Consolidated Financial Statements                                                     23

   The following  consolidated  financial  statements  schedules are included in Item 14(d):

   Schedule II - Valuation and Qualifying Accounts                                                34

   All other schedules are omitted because the information  required  therein is not  applicable, or the  information  is given in the financial  statements and notes thereto.



(a)3.  EXHIBITS
      3.1  - Articles of Incorporation of the Registrant, as amended*
      3.2  - By-Laws of the Registrant*
      3.3  - Amendment to Articles of Incorporation*
      4.1  - Form of Representative's Warrant Agreement relating to Representative's Options*
      4.2  - Form of Warrant Agreement (including form of Redeemable Warrant Certificate)*
      4.3 -  Specimen  Common Stock  Certificate*  10.1 - 1992 Stock Option Plan*
      10.2 - 1989 Stock Option Plan* 10.3 - Lease for Registrant's Facility*
      10.4 - Option  Agreement to Purchase Technology between the Registrant and Ful-Dye, Inc.*
      10.5 - Form of Consulting Agreement with the Representative*
      10.6 - First Exclusive License Agreement with Ful-Dye, Inc.**
      10.8 - Exclusive License Agreement with Ful-Dye, Inc.****
      10.10- Exclusive Sales Representative Agreement with Asahi Trading Co., Ltd.****
      21.1 - List of Subsidiaries*
      27   - Financial Data Schedule - included herewith (Electronic filing only)


* Incorporated by reference to the exhibit with the same number filed in connection with the Company's Registration Statement on Form S-1, File Number 33-47759, declared effective by the Securities and Exchange Commission on June 24, 1992.

** Incorporated by reference to the exhibit with the same number filed in connection with the Company's Form 10-K filed for the year ended July 31, 1992.

*** Incorporated by reference to the exhibit with the same number filed in connection with the Company's Form 10-K filed for the year ended July 31, 1993.

**** Incorporated by reference to the exhibit with the same number filed in connection with the Company's Form 10-K filed for the year ended July 31, 1994.

      (b) Report on Form 8-K - The Registrant did not file a Form 8-K report during the last quarter of the period covered by this report.

      (c)  Exhibits.  See (a)3. above.

      (d) Financial Statement Schedules. The response to this portion of Item 14, is submitted under Item 14.(a) 1. and 2. above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPISTRON INTERNATIONAL, INC.


By: /s/ J. Darwin Poe                                 11/15/96
   ---------------------------------------            -----------------------
   J. Darwin Poe                                      Date
   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signatures                        Title                          Date


       /s/Gary Coulter
       ---------------------       Vice Chairman of the Board      11/15/96
       Gary Coulter

       /s/J. Darwin Poe
       ---------------------       President and
       J. Darwin Poe               Chief Executive Officer         11/15/96

       /s/Robert E. Culbreth
       ---------------------       Director                        11/15/96
       Robert E. Culbreth

       Kim Amos
       ---------------------       Vice President of Engineering   11/15/96
       Kim Amos                    and Director

       Floyd Koegler
       ---------------------
       Floyd Koegler             Chief Financial Officer           11/15/96

                         Report of Independent Auditors



Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia


We have audited the accompanying consolidated balance sheets of Tapistron International, Inc. and subsidiary as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, stockholders' equity (deficit) and cash flows of Tapistron International, Inc. and subsidiary for the year ended July 31, 1994, were audited by other auditors whose report dated September 16, 1994, on those financial statements included an explanatory paragraph that described the substantial doubt about the Company continuing as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tapistron International, Inc. and subsidiary as of July 31, 1996 and 1995, and the results of their operations and their cash flows for the period then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has sustained recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      DUDLEY, HOPTON-JONES, SIMS & FREEMAN  PLLP
Birmingham, Alabama
November 1, 1996

                           REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Tapistron International, Inc.
Chattanooga, Tennessee


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Tapistron International, Inc. for the year ended July 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tapistron, International, Inc. and subsidiary for the year ended July 31, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has sustained recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              JOSEPH DECOSIMO AND COMPANY

Chattanooga, Tennessee
September 16, 1994

                         TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS

                             July 31, 1996 and 1995


                                     ASSETS


                                                                            1996         1995
                                                                            ----         ----
CURRENT ASSETS
   Cash and cash equivalents                                           $   17,149   $   99,426
   Receivables, net of allowances of $39,905 as of
        July 31, 1996 and $200,000 as of July 31, 1995, respectively      119,872      447,969
   Note receivable                                                        600,000      450,000
   Inventory                                                            2,082,495    2,801,175
   Prepayments                                                             20,707       97,146
                                                                       ----------   ----------

         Total current assets                                           2,840,223    3,895,716
                                                                       ----------   ----------

PROPERTY AND EQUIPMENT, NET                                               877,269    4,771,302
                                                                       ----------   ----------

OTHER ASSETS
   Long-term receivables, net of $500,000 allowance as of
         July 31, 1996                                                       --        500,000
   Noncompete agreements                                                     --         11,545
   Patents and patent license                                             286,160      293,525
   Other                                                                   12,886      183,819
                                                                       ----------   ----------


         Total other assets                                               299,046      988,889
                                                                       ----------   ----------




         TOTAL                                                         $4,016,538   $9,655,907
                                                                       ==========   ==========


The accompanying notes are an integral
part of these financial statements

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                1996           1995
                                                                                ----           ----
CURRENT LIABILITIES
   Short-term debt                                                        $  1,028,687    $    832,273
   Current portion of long-term debt                                             4,729       1,812,051
   Accounts payable                                                             33,970       1,498,757
   Accrued expenses                                                            408,350         374,655
   Customer deposits                                                           280,000         285,000
                                                                          ------------    ------------

        Total current liabilities                                            1,755,736       4,802,736
                                                                          ------------    ------------

LIABILITIES SUBJECT TO SETTLEMENT UNDER
     REORGANIZATION PROCEEDINGS                                              1,599,668            --
                                                                          ------------    ------------

LONG-TERM DEBT                                                                   5,060          14,001
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                     --              --

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000 shares authorized;
     no shares issued and outstanding                                             --              --
   Common stock - $.0004 par value - 100,000,000 shares authorized;
               and 10,581,813 outstanding as of July 31, 1996, and
                9,681,813 outstanding as of July 31, 1995, respectively          4,233           3,873
   Additional paid-in capital                                               22,899,108      22,604,468
   Accumulated deficit                                                     (22,234,475)    (17,756,379)
   Treasury stock - 55,518 shares outstanding as of
     July 31, 1996 and 1995, at cost                                           (12,792)        (12,792)
                                                                          ------------    ------------

        Total stockholders' equity                                             656,074       4,839,170
                                                                          ------------    ------------

        TOTAL                                                             $  4,016,538    $  9,655,907
                                                                          ============    ============





















The accompanying notes are an integral
part of these financial statements

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended July 31, 1996, 1995 and 1994


                                          1996           1995           1994
                                          ----           ----           ----

SALES                                 $ 1,305,499    $ 2,565,544    $ 4,315,060

COST OF SALES                           1,146,717      1,757,793      2,850,422
                                      -----------    -----------    -----------

        Gross profit                      158,782        807,751      1,464,638
                                      -----------    -----------    -----------

OPERATING EXPENSES
   Administrative expenses              3,473,581      3,656,532      3,730,194
   Research and development                23,473      2,405,438      3,529,906
                                      -----------    -----------    -----------
                                        3,497,054      6,061,970      7,260,100
                                      -----------    -----------    -----------

OPERATING LOSS                         (3,338,272)    (5,254,219)    (5,795,462)
                                      -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Interest expense                      (314,611)      (248,594)       (55,701)
   Interest income                         26,292         42,529         50,558
   Loss on disposal of assets          (1,022,505)      (592,891)       (40,340)
                                      -----------    -----------    -----------

        Other income (expense)         (1,310,824)      (798,956)       (45,483)
                                      -----------    -----------    -----------

Loss before reorganization items
    and extraordinary item             (4,649,096)    (6,053,175)    (5,840,945)

REORGANIZATION ITEMS                     (249,150)          --             --
                                      -----------    -----------    -----------

Loss before extraordinary item         (4,898,246)          --             --

EXTRAORDINARY ITEM
   Gain from extinguishment of debt       420,150           --             --
                                      -----------    -----------    -----------

NET INCOME (LOSS)                     $(4,478,096)   $(6,053,175)   $(5,840,945)
                                      ===========    ===========    ===========

EARNINGS PER SHARE
   Loss before extraordinary item     $     ( .49)   $     ( .69)   $     ( .76)
   Extraordinary item                         .04           --            --
                                       -----------    -----------    -----------

        Net (loss)                    $     ( .45)   $     ( .69)   $     ( .76)
                                      -----------    -----------    -----------
Weighted average number of shares
 outstanding                           10,012,390      8,761,117      7,726,018
                                      ===========    ===========    ===========


The accompanying notes are an integral
part of these financial statements

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                For the Years Ended July 31, 1996, 1995 and 1994



                                           Common Stock
                                       -------------------     Paid-in     Accumulated    Treasury
                                         Shares    Amount      Capital        Deficit      Stock         Total
                                         ------    ------      -------        -------      -----         -----
BALANCE - July 31, 1993                7,693,463   $ 3,077  $ 19,204,376  $( 5,862,162)  $( 12,792)  $ 13,332,499
   Exercise of stock options              25,000        10        89,240          -           -            89,250
   Exercise of warrants                   18,550         8        72,857          -           -            72,865
   Net loss                                 -           -           -      ( 5,840,945)       -       ( 5,840,945)
                                      ----------   -------  ------------   ------------  ---------   ------------

BALANCE - July 31, 1994                7,737,013     3,095    19,366,473   (11,703,107)   ( 12,792)     7,653,669
   Issuance of new shares              1,944,800       778     3,237,995          -           -         3,238,773
   Other R/E transaction                    -           -           -      (        97)       -               (97)
   Net loss                                 -           -           -      ( 6,053,175)       -       ( 6,053,175)
                                       ---------   -------  ------------   ------------  ---------   ------------

BALANCE - July 31, 1995                9,681,813     3,873    22,604,468   ( 17,756,379)  (  12,792)    4,839,170
   Issuance of new shares                900,000       360       294,640           -           -          295,000
   Net loss                                 -           -             -    (  4,478,096)      -       ( 4,478,096)
                                        ----------   -------  ------------  -------------  ----------  -----------


BALANCE - July 31, 1996               10,581,813  $  4,233  $ 22,899,108  $( 22,234,475) $(  12,792) $    656,074
                                      ==========  ========  ============  =============  ==========  ============






























The accompanying notes are an integral
part of these financial statements

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended July 31, 1996, 1995 and 1994

                                                             1996           1995           1994
                                                             ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(4,478,096)   $(6,053,175)   $(5,840,945)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
        Depreciation and amortization                        414,992        484,315        439,449
        Loss on sales of property, plant & equipment       1,022,504        592,891           --
        Loss on impairment of assets                            --             --          118,340
        Provision for loss on accounts receivable               --             --          700,000
        Provision for obsolete inventory                        --             --          300,000
        Issuance of stock in lieu of compensation            145,000           --             --
        Changes in operating assets and liabilities:
          Decrease (increase) in receivables                 328,097       (369,731)      (188,494)
          Decrease (increase) in prepayments                  76,439         93,782       (132,939)
          Decrease (increase) in inventory                 1,009,497        453,448        (65,710)
          Decrease (increase) in long-term receivables       500,000           --             --
          Decrease (increase) in other assets                170,933           --             --
          Decrease (increase) in noncompete
            agreements                                        11,545         23,091           --
          Increase (decrease) in accounts payable and
            accrued expenses                                 123,060        982,096       (138,229)
          Increase (decrease) in accounts payable and
            accrued expenses, which are subject to
            settlement under a plan of reorganization       (170,940)          --             --
          Increase (decrease) in notes receivable           (150,000)          --             --
          Increase (decrease) in customer deposits            (5,000)       185,000         50,000
                                                         -----------    -----------    -----------
             Net cash provided by (used in) operating
               activities                                 (1,001,970)    (3,608,283)    (4,758,528)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sales of property & equipment             2,187,500        201,250           --
   Capital expenditures and retirements                         --         (560,805)      (938,155)
   Payment for patents                                       (14,415)       (67,575)       (22,180)
   Investment in other assets                                   --         (137,625)       (13,838)
                                                         -----------    -----------    -----------

             Net cash provided by (used in) investing
                activities                                 2,173,085       (564,755)      (974,173)
                                                         -----------    -----------    -----------









The accompanying notes are an integral
part of these financial statements


                                                             1996           1995           1994
                                                             ----           ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                          1,210,495      1,320,000      2,327,500
   Principal payments of debt                               (381,809)      (998,926)       (87,893)
   Proceeds from issuance of debt which is subject
     to settlement under a plan of reorganization            140,600           --             --
   Principal payments of debt which is subject
     to settlement under a plan of reorganization         (2,372,678)          --             --
   Proceeds from issuance of common stock                    150,000      3,238,677        162,115
                                                         -----------    -----------    -----------

             Net cash provided by (used in) financing

              activities                                  (1,253,392)     3,559,751      2,401,722
                                                         -----------    -----------    -----------



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
     Cash and cash equivalents - beginning of year           (82,277)      (613,287)    (3,330,979)
     Cash and cash equivalents - end of year                  99,426        712,713      4,043,692
                                                         -----------    -----------    -----------
                                                         $    17,149    $    99,426    $   712,713
                                                         ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
     Cash paid for interest
                                                         $    34,532    $   252,471    $    40,441
                                                         ===========    ===========    ===========




















The accompanying notes are an integral
part of these financial statements

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                    Years Ended July 31, 1996, 1995 and 1994

                                                             1996               1995              1994
                                                             ----               ----              ----
SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
     Equipment financed by note payable                $       -          $       -          $      19,658
                                                         ============       ============       ===========
     Property and equipment in accounts payable        $       -          $       -          $      12,273
                                                         ============       ============       ===========
     Equipment received as payment of receivables      $       -          $       -          $     510,714
                                                         ============       ============       ===========
     Equipment exchanged as payment of liabilities     $       -          $       -          $      27,849
                                                         ============       ============       ===========
     Equipment reclassified to inventory               $    290,817       $        -         $          -
                                                         ============       =============      ===========
       Inventory reclassified to equipment             $       -          $       -          $     280,207
                                                         ============       =============      ===========
     Inventory received as payment of receivables      $       -          $       -          $     700,000
                                                         ============       =============      ===========



































The accompanying notes are an integral
part of these financial statements

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - REORGANIZATION AND LEGAL MATTERS
-----------------------------------------

      Tapistron International, Inc. (the "Company") filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Code") on June 20, 1996 (the "petition date"). The Company is currently operating its business as a debtor-in-possession under the jurisdiction of the United States Bankruptcy Code for the Northern District of Georgia (the "Court"). The
Company's liabilities as of the petition date are generally subject to settlement in a plan of reorganization, which must be voted on by certain of its creditors and confirmed by the Court. Until a reorganization plan has been confirmed, the Company is prevented from making payments on pre-petition debt unless permitted by the Code or approved by the Court. Certain contracts and leases existing at the petition date have been rejected or assumed with the approval of the Court. The Company continues to review all other unexpired pre-petition executory contracts and leases to determine whether they should be assumed or rejected. Parties affected by the rejection of contracts and leases may file claims against the Company.
      The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations and the realization of assets and the satisfaction of liabilities in the normal course of business. The chapter 11 filing, the Company's leveraged financial structure, and recurring net losses raise substantial doubt about its ability to continue as a going concern. A plan of reorganization may materially change the amounts reported in the consolidated financial statements (which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization). The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) provide sufficient cash from operations to meet future obligations.
      The Company has the exclusive right to file plans of reorganization in the chapter 11 case until October 21, 1996. The Company may request a further extension of time to file such plans. Extensions of time are often sought and granted in chapter 11 cases of this size and complexity. There can be no assurance, however, that an extension will be granted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The  significant   accounting  policies  and  practices  followed  by  Tapistron
International, Inc. (the "Company") and its subsidiary are as follows:

Description of Business
-----------------------
The Company is in the business of developing or acquiring proprietary technologies in the textile industry. To date, the Company's efforts have been focused on the continued development, production and marketing of the computerized yarn placement (CYP) machine and the development of a second technology involving the dyeing of textile materials.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Fabrication Center, Inc. ("FCI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and cash equivalent accounts which may exceed federally insured amounts at times.

Inventory
---------
Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment
----------------------
Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets.

Intangible Assets
-----------------
Intangible assets are stated at their unamortized cost and are amortized on the straight-line method over their estimated useful lives. The estimated useful lives of the Company's noncompete agreements range from 2 to 9 years and the estimated useful lives of the Company's patents and licenses range from 7 to 17 years.

Net Loss Per Share
------------------
Net loss per share is computed using the weighted average number of shares of common stock outstanding.

Revenue Recognition
-------------------
Sales and related cost of sales are recognized primarily at the time of shipment of the product. Sales and cost of sales may be recognized when the product is complete and ready for shipment if the customer requests the Company to hold the product and there are no uncertainties as to the consummation of the sale. Upon recognition of sales, a reserve for estimated warranty and other related expenses is established. The reserve is periodically evaluated as to its adequacy for the anticipated expenses to be incurred during the limited warranty period.

Income Taxes
------------
Income taxes are computed based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Deferred tax assets and liabilities are recognized for the estimated future tax effects attributed to temporary differences between the book and tax bases of assets and liabilities and for carryforward items. The measurement of current and deferred tax assets and liabilities is based on enacted tax law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

Use of Estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reclassifications
-----------------
Certain reclassifications have been made in the previously reported financial statements to make prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net loss or shareholders' equity.

Disclosures About Fair Values of Financial Instruments
------------------------------------------------------
In the year ended July 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), which requires companies to disclose fair value information about certain financial instruments. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgements about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.

In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

SFAS 107 excludes certain financial instruments, particularly trade accounts receivable and payable, from its disclosure requirements.

The fair values of cash and cash equivalents approximate their carrying amounts as reflected in the balance sheet due to their short-term availability or maturity.

The fair values of notes receivable approximate their carrying amounts as reflected in the balance sheet due to interest rates that are similar to current rates.

The fair values of notes payable also approximate their carrying amounts as reflected in the balance sheet due to interest rates that are similar to current rates.

NOTE 3 ORGANIZATION
-------------------

The Company was incorporated on February 7, 1986, under the laws of the State of Georgia under the name Textile Corporation of America. The Company was formed to acquire FCI and to develop or acquire proprietary technologies in the textile industry. On July 29, 1986, the Company exchanged 2,800,426 shares of common stock for all of the outstanding stock of FCI having a net book value of $342,608 in a transaction accounted for as a pooling of interests. FCI was organized on August 19, 1981, under the laws of the State of Georgia and commenced operations on August 1, 1983. FCI was formed for the purpose of engaging in the research, development, production and marketing of a CYP machine for the manufacturing of rugs and carpets. On July 16, 1991, the directors changed the name of the Company to Tapistron International, Inc. Reference herein to the "Company" includes Tapistron International, Inc. and FCI. The Company was a development stage enterprise until January 1992 when the Company realized revenues from the sale of its first CYP machine.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - INVENTORY
------------------

Inventory consists of the following components:

                                               1996                1995
                                                ----                ----

   Raw materials                           $   1,413,531       $   1,627,755
   Work in process                             1,636,530             977,580
   Finished goods                                 11,090             670,055
                                           -------------       -------------
                                               3,061,151           3,275,390
   Allowance for obsolete inventory          (  978,656)         (  474,215)
                                           -------------       -------------

                                           $   2,082,495       $   2,801,175
                                           =============       =============

The Company recognized a loss related to obsolete inventory of $504,441 for the year ended July 31, 1996, and $174,215 for the year ended July 31, 1995.

It is reasonably possible that the estimate of allowance for obsolete inventory will change within the next year.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following major classifications:


                                                    1996                           1995
                                                    ----                           ----
                                                        Accumulated              Accumulated
                                              Cost     Depreciation    Cost      Depreciation
                                           ----------   ----------   ----------   ----------
Land                                       $     --     $     --     $  801,161   $     --
Building and improvements                        --           --      2,514,515      162,222
Leasehold improvements                           --           --          3,043        3,043
Office furniture, fixtures and equipment      501,435      306,490      586,934      284,485
Machinery and equipment                     1,167,365      490,114    1,652,207      345,266
Vehicles                                       16,914       11,841       16,914        8,457
                                           ----------   ----------   ----------   ----------
                                           $1,685,714   $  808,445   $5,574,774   $  803,473
                                           ==========   ==========   ==========   ==========


Depreciation  expense totaled $389,667 for 1994,  $462,534 for 1995 and $390,125 for 1996.



NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

Accounts payable and accrued expenses consist of the following:


                                                                          1996       1995
                                                                          ----        ----
   Trade accounts payable                                            $   33,970  $ 1,498,757
   Reserve for product warranties                                        10,000       25,000
   Other                                                                498,350      349,655
                                                                     ----------  -----------

                                                                     $  442,320  $ 1,873,412
                                                                     ==========  ===========

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS











NOTE 7 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS:
----------------------------------------------------------------------------

If it is probable that the collateral value related to pre-petition secured liabilities exceeds the amount of the obligation, such liabilities are included in short-term debt.

The remainder of the pre-petition liabilities (including situations where it cannot be determined whether the collateral value exceeds the amount of the obligation) are:

                                                                  June 21, 1996
                                                                  -------------

   Accounts Payable                                               $   1,366,572
   Unsecured Term Notes                                                 216,458
   Accrued Expenses (including accrued interest on debt
    at time of filing)                                                   16,759
                                                                  -------------
   Total liabilities subject to settlement under
    reorganization proceedings                                    $   1,609,577
                                                                  =============

A plan of reorganization may materially change the amount and terms of these pre-petition liabilities.

The portions of debt contractually due within one year following each respective balance sheet date are not classified in current liabilities because such amounts will be settled under a plan of reorganization.

A portion of the Company's work-in-process inventory is encumbered under prepetition short-term debt agreements.

NOTE 8 - LEASES
---------------

In June, 1996, the Company completed the refinancing of its main facility under a sale/leaseback arrangement. The facility was sold for $1.9 million, $1.86 million of which was used to pay off the existing mortgage. The Company then entered into an operating lease for a term of five years. The lease requires minimum annual rental payments of $302,500 in 1997, $317,625 in 1998, $333,506 in 1999, $350,182 in 2000, and $303,877 in 2001. The Company has the option to purchase the property at any time during the lease term.

The Company also leases office space, warehouse space, and equipment under short-term operating leases. Rental expense under all operating leases totaled $80,734 for 1994, $50,941 for 1995 and $52,442 for 1996.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT
-------------

Long-term debt consists of the following:


                                                                           1996          1995
                                                                           ----          ----
   7.2% Promissory note, maturing in January 1996, payable $2,600
         monthly including interest, collateralized by treasury stock    $    -        $  15,280

   9.3% Promissory note, maturing in January 2002, payable $1,200 annually, unsecured and subject to settlement under
         a plan of reorganization                                            4,869         5,553

   10%  Promissory note, maturing June 1, 1996, interest only payable through December 1994, monthly principal and interest
         payments of $120,114 payable beginning January 1996,
         collateralized by real property                                      -        1,792,243

   5.8% Promissory note, maturing September 9, 1998, payable $375
         monthly including interest, collateralized by equipment             9,788        12,976
                                                                         ---------     ---------
                                                                            14,657     1,826,052
   Less:  Current portion                                                    4,729     1,812,051

          Current portion subject to settlement
            under a plan of reorganization                                     748
                                                                         ---------     ---------
                                                                         $   9,180     $  14,001
                                                                         =========     =========


Aggregate maturities of long-term debt for the five years subsequent to July 31, 1996, are as follows:

     July 31, 1997                                                                     $   5,477
     July 31, 1998                                                                         5,133
     July 31, 1999                                                                         1,638
     July 31, 2000                                                                           976
     July 31, 2001                                                                         1,067
       Thereafter                                                                            366

Short-term debt consists of a line of credit  agreement  bearing interest at 10% and various promissory notes bearing interest at rates varying from 6% to 13%. A significant  portion  of the short-term  debt is collateralized by CYP Loom machines.

Interest  expense  on debt  totaled  $55,701  for  1994,  $248,594  for 1995 and $314,611 for 1996.


                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS
-----------------------

In April 1992, the Company adopted the 1992 qualified employee stock option plan (the "1992 Plan") which provided for the granting of options to employees for the purchase of up to 350,000 shares of common stock of the Company at a price not less than fair market value on the date the options are granted. The shareholders of the Company subsequently approved an increase in the number of shares available for issuance under the 1992 Plan to 1,350,000 shares. Previously, the Company had a qualified employee stock option plan (the "1989 Plan") which provided for the granting of options to employees for the purchase of approximately 210,000 shares of which options for approximately 192,500 have been granted. The 1989 Plan was terminated with the adoption of the 1992 Plan. In addition, the Company has, at various times, granted options outside of the Plan to employees and non-employees.

The following table summarizes option activity:
                                                 Number of       Option Price
                                                   Shares          Per Share
                                                -----------      --------------
 Outstanding as of July 31, 1991                   554,062       $2.14 - $3.57
      Granted                                      545,528       $5.00 - $6.75
      Exercised                                   ( 86,470)          $3.57
      Expired                                     ( 17,512)          $3.57
                                                -----------
 Outstanding as of July 31, 1992                   995,608       $3.57 - $6.75
      Exercised                                   (209,605)          $3.57
      Expired                                       (3,500)          $5.00
                                               ------------
 Outstanding as of July 31, 1993                   782,503       $2.14 - $3.57
      Granted                                    1,513,000       $2.75 - $7.125
      Exercised                                    (25,000)          $3.57
      Expired                                     (248,000)      $6.75 - $7.125
                                               -----------
 Outstanding as of July 31, 1994                 2,022,503       $2.75 - $7.125
      Granted                                      111,000      $1.875 - $2.625
      Exercised                                      -                 -
      Expired                                     (141,500)     $2.750 - $7.125
                                              ------------
 Outstanding as of July 31, 1995                 1,992,003      $1.875 - $7.125
      Granted                                      600,000      $1.875 - $7.125
      Exercised                                      -                 -
      Expired                                        -                 -
                                              ------------
 Outstanding as of July 31, 1996                 2,592,003      $1.875 - $7.125
                                              ============

 Exercisable                                     2,592,003
                                              ============


Options outstanding as of July 31, 1991, for the purchase of 86,049 shares of the Company's common stock were exercised during April 1992 by the surrender of 28,502 shares of the Company's common stock.

Options outstanding as of July 31, 1992, for the purchase of 209,605 shares of the Company's common stock were exercised by and the subscription notes receivable were paid by the surrender of 95,649 shares of the Company's common stock.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with the initial public offering on June 23, 1992, the Company issued representative's options to purchase up to an aggregate of 225,000 shares of the Company's common stock and 225,000 warrants at an initial purchase price of $11.138 per share of the Company's common stock and $.165 per non-redeemable warrant. These options are exercisable from June 24, 1993 through September 3, 2003. The non-redeemable warrants issuable upon exercise of the representative's options are not subject to redemption by the Company. The options also contain provisions providing for adjustment of the exercise price upon occurrence of certain events, including the issuance of shares of common stock or other securities convertible into or exercisable for shares of common stock at a price per share less than the exercise price or the market price, recapitalization, reclassification, stock dividend, stock split, stock combination or similar transactions. The representative's options have not been included in the above table.

NOTE 11 - WARRANTS
------------------

During the year ended July 31, 1992, the Company issued redeemable warrants to purchase 2,587,500 shares of common stock of the Company at a purchase price of $8.10 per share, exercisable from June 24, 1993 through June 23, 1997. During the year ended July 31, 1992, the Company issued warrants to purchase 45,049 shares of common stock of the Company at $3.93 per share and 34,727 shares at $5.50 per share expiring at various dates through December 1994. During the year ended July 31, 1994, warrants for the purchase of 18,550 shares of the Company's common stock at a purchase price of $3.93 were exercised and warrants for the purchase of 26,499 shares of the Company's common stock at a purchase price of $3.93 expired. During the year ended July 31, 1995, warrants for the purchase of 50,000 shares at an exercise price of $1.00 were issued, warrants for the purchase of 34,727 shares at an exercise price of $5.50 expired, and no warrants were exercised during the year. Warrants for the purchase of 2,637,500 shares of the Company's common stock remain outstanding as of July 31, 1996.

NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

During the three years ended July 31, 1996, the Company borrowed various amounts from a principal shareholder and former director of the Company and his family members, who are also shareholders. The shareholder was a director during the year ended July 31, 1996. As of July 31, 1996, the Company was indebted to this shareholder in the amount of $625,000 through a line of credit agreement bearing interest at 10%.

During the year ended July 31 1996, the Company expensed $219,000 in consulting, legal, and administrative fees owed to a principal shareholder. The Company was also indebted to this shareholder's law firm for $174,000 for legal fees in association with the reorganization.

During the year ended July 31, 1994, the Company contracted with an engineering consulting firm, whose Chief Executive Officer and President was also a director of the Company, to develop a new model of the CYP machine. During the years ended July 31, 1994, 1995, and 1996 the Company incurred approximately $2,733,000, $2,643,000, and $0, respectively, in fees to this firm.

During the year ended July 31, 1996, consulting fees of $50,000 were paid to a capital company whose Chairman is a former director of the Company. Also during the year ended July 31, 1996, $50,000 was borrowed from this capital company.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During the year ended July 31, 1996, the Company borrowed approximately $16,000 from an officer of the Company. The amount was also paid back to the officer during the year.

During the year ended July 31, 1996, 200,000 shares of the Company's common stock were issued to two former directors in consideration for services rendered to the Company.

NOTE 13 - DOMESTIC AND EXPORT SALES
-----------------------------------

The following table summarizes the sales of the Company:

                                        1996              1995            1994
                                        ----              ----            ----

North America                       $1,200,322       $1,659,928       $1,627,510
Asia                                    24,822           32,432          787,550
Pacific Rim                             58,854           38,226        1,900,000
Europe                                  21,501          834,958             --
                                    ----------       ----------       ----------

    Total sales                     $1,305,499       $2,565,544       $4,315,060
                                    ==========       ==========       ==========


NOTE 14 - MAJOR CUSTOMERS
-------------------------

Substantially all sales were made to five customers during the year ended July 31, 1994, two customers during the year ended July 31, 1995, and two customers during the year ended July 31, 1996.

NOTE 15 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         1996           1995
                                                         ----           ----
   Deferred tax assets
     Accounts receivable                            $    16,000     $    80,000
     Inventory                                           96,000          96,000
     Accrued expenses and reserves                       14,000          15,000
     Net operating loss carryforward                  8,006,000       6,341,000
     Valuation allowance                             (8,132,000)     (6,527,000)
                                                    -----------     -----------
                                                           --             5,000
   Deferred tax liabilities
     Intangible assets
                                                           --             5,000
   Net deferred tax assets and liabilities          -----------     -----------

                                                    $     --       $     --
                                                    ===========     ===========

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






As of July 31, 1996, the Company had net operating loss carryforwards of approximately $21,186,000 available to offset future taxable income which will expire in various years through 2011. A valuation allowance of $8,132,000 has been recognized primarily to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

As of August 29, 1996, the Company's stock has been delisted from the NASDAQ National Market. The Company's warrants were delisted as of August 20, 1996.

NOTE 17 - GOING CONCERN
-----------------------

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as a result, has experienced cash flow problems. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent first on its ability to raise additional capital to meet its immediate working capital requirements and ultimately on its ability to obtain profitable operating results. Management intends to raise additional capital through either the placement of a debt or equity offering.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company is a party to a number of legal actions arising in the ordinary course of its business. In management's opinion, the Company has adequate legal defenses and/or insurance coverage respecting each of these actions and does not believe that they will materially affect the Company's operations or financial position. All litigation was stayed on June 21, 1996 by virtue of the commencement of the bankruptcy case.

NOTE 19 - ASSETS SUBJECT TO LIENS
---------------------------------

The Company has pledged three of its CYP machines as collateral on three short-term notes payable. Two of these machines are currently included in work-in-process inventory, and one machine is included in fixed assets. The machines pledged and the related note balances (including accrued interest) are as follows:

          Collateral          Collateral's Book Value     Loan's Book Balance
          Description           as of July 31, 1996        as of July 31, 1996
    ----------------------     -------------------------   -------------------

    2.0 Meter CYP Machine           $ 195,079                   $ 155,209
    4.4 Meter CYP Machine             228,739                     629,961
    4.4 Meter CYP Machine             411,609                     252,622

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                                   SCHEDULE I
                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                             Balance at     Charged to                      Balance
                                              Beginning      Cost and                       at End
                                               of Year       Expenses     Deductions        of Year
                                               -------       --------     ----------        -------
Allowance for Doubtful Accounts
-------------------------------

   Year Ended July 31, 1996                $    200,000   $      -       $    160,095    $    39,905
                                             ==========    ===========     ==========     ==========


Allowance for Obsolete Inventory
--------------------------------

   Year ended July 31, 1996                $    474,215   $    547,440   $     42,999    $   978,656
                                             ==========    ===========    ===========     ==========


Allowance for Uncollectible Long-Term
-------------------------------------
Receivables
-----------

   Year ended July 31, 1996
                                           $      -        $   500,000   $      -         $  500,000
                                            ==========     ===========    ===========     ==========

