Form 10-K/A
period 1996-07-31
TAPISTRON INTERNATIONAL INC
filed 1996-12-02
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549


                                    Form 10-K/A-1


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

                                                            Years Ended July 31,
                                    ----------------------------------------------------------------------
                                      1996           1995           1994           1993           1992
                                      ----           ----           ----           ----           ----
Statement of Operations Data:
   Sales                           $ 1,305,499    $ 2,565,544    $ 4,315,060    $ 6,823,721    $ 1,404,112
   Cost of sales                     1,146,717      1,757,793      2,850,422      3,607,182        900,968
   Operating expenses:
      Administrative                 3,473,581      3,656,532      3,730,194      2,927,558      1,259,040
      Research and development          23,473      2,405,438      3,529,906        549,660        402,905
   Net income (loss)               ( 4,478,096)   ( 6,053,175)   ( 5,840,945)        24,961    ( 1,220,692)
   Net income (loss) per share     (       .49)   (       .69)   (       .76)         -        (       .22)
   Extraordinary item                      .04           -              -             -               -
   Shares used in computing per
      share amounts                 10,012,390      8,761,117      7,726,018      7,756,556      5,476,484



                                                               As of July 31,
                                    ----------------------------------------------------------------------
                                      1996           1995           1994           1993           1992
                                      ----           ----           ----           ----           ----
Balance Sheet Data:
Working capital (deficiency)       $ 1,084,487    $(  907,020)   $ 2,649,245   $  8,570,445   $ 13,029,905
Total Assets                         4,016,538      9,655,907     10,982,246     14,733,746     14,481,717
Long-term debt                          -              14,001      1,291,320         50,433        594,826
Accumulated deficit                (22,234,475)   (17,756,379)   (11,703,107)   ( 5,862,162)  (  5,887,123)
Stockholders' equity                   656,074      4,839,170      7,653,669     13,332,499     13,307,538



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


      As of July 31, 1996, the Company had working capital of $1,084,487, a $1,991,507 increase from July 31, 1995. This increase is primarily a result of the Company paying off $1,812,051 of current debt. The Company anticipates that it will have to raise additional funds or restructure its debt to meet the projected working capital requirements over the next 12 months.


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

       Kim Amos
       ---------------------       Vice President of Engineering   11/15/96
       Kim Amos                    and Director

       Floyd Koegler
       ---------------------
       Floyd Koegler             Chief Financial Officer           11/15/96

                         Report of Independent Auditors



Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia



We have audited the accompanying consolidated balance sheets of Tapistron International, Inc. and subsidiary as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, stockholders' equity (deficit) and cash flows of Tapistron International, Inc. and subsidiary for the year ended July 31, 1994, were audited by other auditors whose report dated September 16, 1994, on those financial statements included an explanatory paragraph that described the substantial doubt about the Company continuing as a going concern.


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


The following table summarizes option activity:
                                                 Number of       Option Price
                                                   Shares          Per Share
                                                -----------      --------------
 Outstanding as of July 31, 1991                   554,062       $2.14 - $3.57
      Granted                                      545,528       $5.00 - $6.75
      Exercised                                   ( 86,470)          $3.57
      Expired                                     ( 17,512)          $3.57
                                                -----------
 Outstanding as of July 31, 1992                   995,608       $3.57 - $6.75
      Exercised                                   (209,605)          $3.57
      Expired                                       (3,500)          $5.00
                                               ------------
 Outstanding as of July 31, 1993                   782,503       $2.14 - $3.57
      Granted                                    1,513,000       $2.75 - $7.125
      Exercised                                    (25,000)          $3.57
      Expired                                     (248,000)      $6.75 - $7.125
                                               -----------
 Outstanding as of July 31, 1994                 2,022,503       $2.75 - $7.125
      Granted                                      111,000      $1.875 - $2.625
      Exercised                                      -                 -
      Expired                                     (141,500)     $2.750 - $7.125
                                              ------------
 Outstanding as of July 31, 1995                 1,992,003      $1.875 - $7.125
      Granted                                      600,000      $ .50  - $ .87
      Exercised                                      -                 -
      Expired                                        -                 -
                                              ------------
 Outstanding as of July 31, 1996                 2,592,003      $ .50  - $7.125
                                              ============


 Exercisable                                     2,592,003
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

