Form 10-Q
period 1996-10-31
TAPISTRON INTERNATIONAL INC
filed 1996-12-11
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the transition period from __________________ to  _______________________

                         Commission file number 0-20309

                          TAPISTRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                                 58-1684918
                   -------                                 ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

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

Yes   X     No
    -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

                 Class                      Outstanding at December 3, 1996
     -----------------------------          -------------------------------
     Common Stock $.0004 Par Value                     10,581,813

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS



                                                                   Page
                                                                   ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     Accountant's Report                                             3

     Consolidated Condensed Balance Sheets as of
     July 31, 1996 and October 31, 1996                              4

     Consolidated Condensed Statements of Operations for the
     Three Months Ended October 31, 1995 and 1996                    6

     Consolidated Condensed Statements of Cash Flows for the
     Three Months Ended October 31, 1995 and 1996                    7

     Notes to Consolidated Condensed Financial Statements            8

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                                9

PART II - OTHER INFORMATION

  Exhibits and Reports                                               9

SIGNATURES                                                          10

                              Accountant's Report
                               -------------------



The Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia


The accompanying consolidated condensed balance sheet of Tapistron International, Inc. as of October 31, 1996, and the related consolidated condensed statements of operations and cash flows for the respective three-month periods ending October 31, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.

The balance sheet for the year ended July 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated November 1, 1996, but we have not performed any auditing procedures since that date.


                        DUDLEY, HOPTON-JONES, SIMS & FREEMAN  PLLP


Birmingham, Alabama
December 3, 1996

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                     ASSETS

                                                                 Condensed from
                                                               Audited Financial
                                                                   Statements       Unaudited
                                                                  July 31,1996   October 31,1996
                                                                  ------------   ---------------
CURRENT ASSETS
    Cash and cash equivalents                                       $   17,149   $  537,589
    Receivables, net of allowances of $39,905 as of July 31, 1996
       and October 31, 1996                                            119,872      108,705
    Notes receivable                                                   600,000    1,320,000
    Inventory                                                        2,082,495    1,370,558
    Prepayments                                                         20,707       24,740
                                                                    ----------   ----------

       Total current assets                                          2,840,223    3,361,592

PROPERTY AND EQUIPMENT, NET                                            877,269      672,521

OTHER ASSETS
    Long-term receivables, net of allowance of $500,000 as of
       July 31, 1996 and October 31, 1996                                 --           --
    Patents and patent license                                         286,160      280,715
    Other                                                               12,886       12,138
                                                                    ----------   ----------

       Total other assets                                              299,046      292,853
                                                                    ----------   ----------

       TOTAL                                                        $4,016,538   $4,326,966
                                                                    ==========   ==========

















                     The accompanying notes are an integral
                       part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               Condensed from
                                                              Audited Financial
                                                                 Statements       Unaudited
                                                                July 31,1996   October 31,1996
                                                                ------------   ---------------
CURRENT LIABILITIES
    Short-term debt                                             $  1,028,687    $  1,128,657
    Current portion of long-term debt                                  4,729           4,050
    Accounts payable                                                  33,970          44,994
    Accrued expenses                                                 408,350         335,319
    Customer deposits                                                280,000         469,985
                                                                ------------    ------------

    Total current liabilities                                      1,755,736       1,983,005

LIABILITIES SUBJECT TO SETTLEMENT UNDER
    REORGANIZATION PROCEEDINGS                                     1,599,668       1,605,083

LONG-TERM DEBT                                                         5,060           4,752

COMMITMENTS AND CONTINGENCIES                                           --              --

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value - 2,000,000 shares
       authorized; no shares issued and outstanding                     --              --
    Common stock - $.0004 par value - 100,000,000 shares
       authorized; 10,581,813 outstanding as of July 31, 1996
       and October 31, 1996                                            4,233           4,233
    Additional paid-in capital                                    22,899,108      22,899,108
    Accumulated deficit                                          (22,234,475)    (22,156,423)
    Treasury stock - 55,518 shares outstanding, at cost              (12,792)        (12,792)

       Total stockholders' equity                                    656,074         734,126
                                                                ------------    ------------

       TOTAL                                                    $  4,016,538    $  4,326,966
                                                                ============    ============

















                     The accompanying notes are an integral
                       part of the financial statements.

                         TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three months ended October 31,
                                                       1995             1996
                                                 ------------      ------------
SALES                                            $    190,421      $  1,561,874

COST OF SALES                                         176,004         1,107,393
                                                 ------------      ------------

         Gross profit                                  14,417           454,481

OPERATING EXPENSES
     Administrative expenses                          144,657           335,534
     Research and development                          13,169             5,379
                                                 ------------      ------------
                                                      157,826           340,913
                                                 ------------      ------------

OPERATING INCOME (LOSS)                              (143,409)          113,568
                                                 ------------      ------------
     OTHER INCOME (EXPENSE)
     Interest expense                                 (50,437)          (35,518)
     Interest income                                        0                 2
                                                 ------------      ------------

     Other income (expense)                           (50,437)          (35,516)
                                                 ------------      ------------

     NET INCOME (LOSS)                           ($   193,846)     $     78,052
                                                 ============      ============

     EARNINGS PER SHARE

     Net income (loss)                           ($      0.03)     $       0.01
                                                 ============      ============

     Weighted average number of  shares
     outstanding                                    7,681,495        10,012,390
                                                 ============      ============












                     The accompanying notes are an integral
                       part of the financial statements.

                         TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                         Three months ended October 31,
                                                                         ------------------------------
                                                                              1995               1996
                                                                           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                      ($193,847)            78,052
    Adjustments to reconcile net income (loss) to net cash provided by
    Operating Activities:
        Depreciation and amortization                                        108,791             50,070
        Loss on disposal of property, plant and equipment                    (13,025)                 0
        Changes in operating assets and liabilities
          Decrease (increase) in receivables                                 639,204           (708,833)
          Decrease (increase) in prepayments                                 (24,163)            (4,401)
          Decrease(increase) in inventory                                    642,078            875,207
          Increase (decrease) in accounts payable and accrued expenses      (288,574)           133,395
                                                                           ---------          ---------
            Net cash provided by operating activities                        870,464            423,490
                                                                           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for other assets                                                 (3,200)              --
    Capital Expenditures                                                    (705,994)            (2,033)
                                                                           ---------          ---------

          Net cash used in investing activities                             (709,194)            (2,033)
                                                                           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of debt                                        50,000             99,970
    Principal payments of debt                                              (216,829)              (987)
                                                                           ---------          ---------

          Net cash provided by (used in) financing activities               (166,829)            98,983
                                                                           ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                                     7,866            520,440
    Cash and cash equivalents - beginning of period                           99,426             17,149
                                                                           ---------          ---------

    Cash and cash equivalents - end of period                              $ 107,292          $ 537,589
                                                                           =========          =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                                 $  69,921          $     137
                                                                           =========          =========
    Transfers from Fixed Assets to Inventory                               $    --            $ 163,270
                                                                           =========          =========














                    The accompanying notes are an integral
                       part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                October 31, 1996

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of the Management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements) necessary to present fairly its financial position as of October 31, 1996 and the results of its operations for the three months ended October 31, 1996 and 1995, and cash flows for the three months ended October 31, 1996 and 1995. These statement are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME (LOSS) PER SHARE
------------------------------------

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding.

NOTE 3 - GOING CONCERN
----------------------

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and, as a result, has experienced cash flow problems. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent first on its ability to raise additional capital to meet its immediate working capital requirements and ultimately on its ability to obtain profitable operating results. Management intends to raise additional capital through the placement of an equity offering.

NOTE 4 - PLAN OF REORGANIZATION
-------------------------------

On November 20, 1996 the Company filed a plan of reorganization with the United States Bankruptcy Court. As part of the plan of reorganization the Company has entered into an investment banking agreement to raise a total of $2.5 million to recapitalize the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended October 31, 1995 and 1996
--------------------------------------------

Revenues for the three months ended October 31, 1996 ("1996 Three Months") were $1,561,874 as compared to $190,421 for the three months ended October 31, 1995 ("1995 Three Months"), an increase of 99.9%.

Cost of sales as a percentage of sales decreased from 92.4% for the 1995 Three Months to 70.9% for the 1996 Three Months.

Operating expenses consist of administrative expenses and research and development expenses. Administrative expenses increased to $335,534 in the 1996 Three Months from $144,657 in the 1995 Three Months, a 132% increase. This increase is proportionately related to the increase in sales activity in the 1996 Three Months as compared to the 1995 Three Months.

Research and development expenses decreased to $5,379 in the 1996 Three Months from $13,169 in the 1995 Three Months, a 59.2% decrease.

Interest expense decreased to $35,518 for the 1996 Three Months form $50,437 for the 1995 Three Months.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1996, the Company had working capital of approximately $1,378,587, a $294,100 increase from July 31, 1996. The Company anticipates that additional financing will be necessary in order to meet projected working capital requirements over the next 12 months.

The Company has entered into an investment banking agreement under which the investment banker has agreed to raise a total of $2.5 million to recapitalize the Company. The investment banker will also assist the Company in obtaining a $500,000 credit facility to provide working capital pending confirmation of the Company's plan of reorganization.


PART II. OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (Electronic filing only).

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                    Tapistron International, Inc.
                                    -----------------------------
                                    (Registrant)




Date: December 11, 1996             /s/ J. Darwin Poe
      -----------------             ---------------------------------------
                                    J. Darwin Poe
                                    (Signing on behalf of the registrant
                                    and as Chief Executive Officer)