Form 10-Q
period 1997-01-31
TAPISTRON INTERNATIONAL INC
filed 1997-03-13
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the transition period from __________________ to  _______________________

                         Commission file number 0-20309
                                                -------

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


                              6203 Alabama Highway
                                  P.O. Box 1067
                                Ringgold, Georgia
                                -----------------
                    (Address of principal executive offices)

                                   30736-1067
                                   ----------
                                   (Zip Code)

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

Yes   X     No
    -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

                 Class                      Outstanding at March 3, 1997
     -----------------------------          -------------------------------
     Common Stock $.0004 Par Value                     10,526,295

                             TAPISTRON INTERNATIONAL, INC.

                                   TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of July 31, 1996 and January 31, 1997    1

   Condensed  Consolidated  Statements of Operations  for the Three Months Ended
     January  31,  1996 and 1997 and the Six Months  Ended  January 31, 1996 and
     1997                                                                            3

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
     January 31, 1996 and 1997                                                       4

   Notes to Condensed Consolidated Financial Statements                              5

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                                          6

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on 8-K                                               9

SIGNATURE                                                                           10


                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                    Condensed from
                                                                  Audited Financial
                                                                       Statements      Unaudited
                                                                     July 31, 1996  January 31, 1997
                                                                     -------------  ----------------
CURRENT ASSETS
     Cash and Cash equivalents                                          $   17,149      $1,164,406
     Receivables, net of allowances of $39,905 as of July 31, 1996
        and January 31, 1997                                               119,872         491,436
     Notes Receivable                                                      600,000         520,000
     Inventory                                                           2,082,495         959,175
     Prepayments                                                            20,707          25,735
                                                                        ----------      ----------
          Total current assets                                           2,840,223       3,160,752

PROPERTY AND EQUIPMENT, NET                                                877,269         632,131

OTHER ASSETS
     Long-term receivables, net of allowances of $500,000 as of
        July 31, 1996 and January 31, 1997                                    --              --
     Patents and patent license                                            286,160         280,715
     Other                                                                  12,886          12,138
                                                                        ----------      ----------
          Total other assets                                               299,046         292,852
                                                                        ----------      ----------
          TOTAL                                                         $4,016,538      $4,085,735
                                                                        ==========      ==========


























See Accompanying Notes.

                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  Condensed from
                                                                Audited Financial
                                                                     Statements        Unaudited
                                                                   July 31, 1996    January 31, 1997
                                                                   -------------    ----------------
CURRENT LIABILITIES
     Short-term debt                                                $  1,028,687       $  1,278,657
     Current Portion of long-term debt                                     4,729              2,926
     Accounts payable                                                     33,970             14,690
     Accrued expenses                                                    408,350            303,745
     Customer deposits                                                   280,000            130,000
                                                                    ------------       ------------
          Total current liabilities                                    1,755,736          1,730,018

LIABILITIES SUBJECT TO SETTLEMENT UNDER
   REORGANIZATION PROCEEDINGS                                          1,599,668          1,605,083

LONG-TERM DEBT                                                             5,060              4,752

COMMITMENTS AND CONTINGENCIES                                               --                 --

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value - 2,000,000 shares
        authorized; no shares issued and outstanding                        --                 --
     Common stock - $.0004 par value - 100,000,000 shares
        authorized; 10,581,813 outstanding as of July 31, 1996
        and January 31, 1997                                               4,233              4,233
     Additional paid-in capital                                       22,899,108         22,899,108
     Accumulated deficit                                             (22,234,475)       (22,144,666)
     Treasury stock - 55,518 shares outstanding, at cost                 (12,792)           (12,792)
                                                                    ------------       ------------
          Total stockholders' equity                                     656,074            745,882

          TOTAL                                                     $  4,016,538       $  4,085,735
                                                                    ============       ============



















See Accompanying Notes.
                                      -2-

                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                 Three months ended January 31,    Six months ended January 31,
                                 ------------------------------    ----------------------------
                                        1996            1997            1996            1997
                                        ----            ----            ----            ----
SALES                             $    252,762    $  1,239,068    $    443,182    $  2,800,942

COST OF SALES                          137,353         887,817         313,357       1,995,210
                                   ------------    ------------    ------------    -----------

          Gross profit                 115,409         351,252         129,825         805,733

OPERATING EXPENSES
     Administrative expenses           569,244         319,739         713,901         655,273
     Research and development            7,208             436          18,671           5,815
                                   ------------    ------------    ------------    -----------
                                       576,452         320,175         732,572         661,088
                                   ------------    ------------    ------------    -----------

OPERATING INCOME (LOSS)               (461,043)         31,077        (602,747)        144,645
                                   ------------    ------------    ------------    -----------

   OTHER INCOME (EXPENSE)
     Interest expense                  (65,964)        (19,319)       (116,400)        (54,837)
     Interest income                         0               0               0               2
                                   ------------    ------------    ------------    -----------
     Other income (expense)            (65,964)        (19,319)       (116,400)        (54,836)
                                   ------------    ------------    ------------    -----------



     NET INCOME (LOSS)            ($   527,007)   $     11,758    ($   720,853)   $     89,809
                                  ============    ============    ============    ============



     EARNINGS PER SHARE

     Net income (loss)                   (0.05)           0.00           (0.07)           0.01
                                  ============    ============    ============    ============
     Weighted average number of
     shares outstanding              9,681,813      10,526,295       9,681,813      10,526,295
                                  ============    ============    ============    ============





















See Accompanying Notes.
                                      -3-

                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     Six months ended January 31,
                                                                     ----------------------------
                                                                           1996         1997
                                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                ($  720,853)   $    89,809
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
          Depreciation and amortization                                   227,701         90,462
          (Gain) on disposal of property, plant, and equipment            (13,025)             0
          Changes in operating assets and liabilities:
               (Increase) decrease in receivables                         661,751       (291,564)
               (Increase) decrease in prepayments                           8,504         (5,396)
               (Increase) decrease in inventory                           761,491      1,286,590
               Increase (Decrease) in accounts payable and accrued
                 expenses                                                (130,754)      (268,470)
                                                                      -----------    -----------
                    Net cash provided by operating activities             794,815        901,431
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for other assets                                             (3,200)             0
     Proceeds from sale of equipment                                       13,425              0
     Capital expenditures                                                (919,533)        (2,033)
                                                                      -----------    -----------
                    Net cash (used by) investing activities              (909,308)        (2,033)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                       253,332        599,970
     Principal payments of debt                                          (231,905)      (352,111)
                                                                      -----------    -----------
                    Net cash provided by financing activities              21,427        247,859
                                                                      -----------    -----------

NET INCREASE IN CASH EQUIVALENTS:                                         (93,066)     1,147,257
     Cash and cash equivalents - beginning of period                       99,426         17,149
                                                                      -----------    -----------
     Cash and cash equivalents - end of period                        $     6,360    $ 1,164,406
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                           $    73,141    $    19,569
                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Inventory reclassified to equipment                              $   887,613    $         0
     Transfers from Fixed Assets to Inventory                         $         0    $   163,270
                                                                      ===========    ===========








See Accompanying Notes.
                                      -4-

                          TAPISTRON INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1997

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of the management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of January 31, 1997 and the results of its operations for the three and six months ended January 31, 1997 and 1996, and cash flows for the six months ended January 31, 1997 and 1996. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. The results of operations for the three and six months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE
---------------------------

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

NOTE 4 - INVENTORY
------------------

Inventory at January 31, 1997 consists of the following:

  Raw material                                                       $ 796,737
  Work in process                                                      162,438
                                                                      --------

                                                                     $ 959,175
                                                                     =========
                                          -5-

        MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JANUARY 31, 1997 AND 1996 SALES
--------------------------------------------------

The Company's second quarter sales of $1,239,068 increased 390% over second quarter sales in the prior fiscal year.

International sales accounted for approximately 98% of the Company's sales in the second quarter of fiscal year 1997 as compared to 35% in the second quarter of fiscal year 1996. This growth in machines sales reflects the increased demand for Tapistron style carpet production capacity from our existing customer base. The Company expects both domestic and foreign sales growth for the fiscal year ending July 31, 1997 to be positively impacted due to increased marketing efforts by the Company.

COST OF SALES
-------------

Cost of sales as a percentage of sales increased 17.3% in the second quarter of 1997 as compared to the second quarter for the prior fiscal year. The decline in gross margin in the current quarter is a result of the company paying a premium for the delivery of parts as compared to prior reduced contracts favorable in pricing and delivery.

ADMINISTRATIVE EXPENSES
-----------------------

Administrative expenses were 26% of sales in the second quarter of fiscal year 1997, compared to 225% in the same period of fiscal year 1996. This decrease resulted from downsizing and better utilization of our resources.

SIX MONTHS ENDED JANUARY 31, 1997 AND  1996
-------------------------------------  ----

SALES
-----

The Company's sales for the six months ended January 31, 1997 were $2,800,942, which represented a 532% increase from the same period of the prior fiscal year.

International sales accounted for approximately 63% of the Company's sales for the six months ended January 31, 1997, as compared to 24% for the same period of the prior fiscal year. The sales growth reflects multi-machine sales into the Pacific rim, along with domestic sales.

COST OF SALES
-------------
Cost of sales as a percentage of sales for the six months ended January 31, 1997 was 71.2% as compared to 70.7% for the same period of the prior fiscal year.

ADMINISTRATIVE EXPENSES
-----------------------

Administrative expenses were 23% of sales for the six months ended January 31, 1997, compared to 161% for the same period of the prior fiscal year. The decrease is a direct result of cutting S. G. & A costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $1,164,406 as of January 31, 1997, compared to $6,360 as of January 31, 1996. The increase in cash and cash equivalents were due primarily to cash generated from operations, which totaled $901,431, and cash proceeds from the issuance of debt, which was $599,970. This increase was partially offset by cash used to make principal payments on debt ($352,111).

Cash requirements other than normal operating expenses are anticipated to implement the Plan of Reorganization. The Company is in the process of doing a public offering to provide the cash for the Plan of Reorganization and for anticipated future operations. Management believes that existing cash, anticipated cash generated from operations and the issuance of additional shares of Tapistron's common stock will be sufficient to satisfy the Company's currently anticipated cash requirements.

PART II. OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 27 -  Financial Data Schedule (Electronic filing only).

(b) The Company filed a current report on Form 8-K on November 25, 1996 related to the filing of a Plan of Reorganization with the United States Bankruptcy Court. The 8-K also disclosed that the Company has entered into an investment banking agreement designed to raise $2.5 million to recapitalize the Company.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Tapistron International, Inc.
                                   -----------------------------
                                   (Registrant)



Date:    March 13, 1997            /s/ J. Darwin Poe
      -------------------------    ---------------------------------------------
                                   J. Darwin Poe
                                   (Signing on behalf of the registrant
                                   as President and Chief Executive Officer)