Form 10-Q
period 1997-04-30
TAPISTRON INTERNATIONAL INC
filed 1997-06-12
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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

                 Class                      Outstanding at May 28, 1997
     -----------------------------          -------------------------------
     Common Stock $.0004 Par Value                     10,526,295

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets as of July 31, 1996 and April 30, 1997     1

       Condensed Consolidated Statements of Operations for the Three Months Ended
          April 30, 1996  and 1997 and the Nine Months Ended April 30, 1996 and 1997    3

       Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          April 30, 1996 and 1997                                                       4

       Notes to Condensed Consolidated Financial Statements                             5

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                                          6

PART II - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION                                                         6

SIGNATURE                                                                               7



                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      Condensed from
                                                                    Audited Financial
                                                                        Statements         Unaudited
                                                                      July 31, 1996      April 30, 1997
                                                                      -------------      --------------
CURRENT ASSETS
     Cash and Cash equivalents                                       $   17,149           $  375,843
     Receivables, net of allowances of $39,905 as of July 31, 1996
        and April 30, 1997                                              119,872              171,288
     Notes Receivable                                                   600,000              410,000
     Inventory                                                        2,082,495            1,331,753
     Prepayments                                                         20,707               30,103
                                                                     ----------           ----------
          Total current assets                                        2,840,223            2,318,988

PROPERTY AND EQUIPMENT, NET                                             877,269              607,294

OTHER ASSETS
     Long-term receivables, net of allowances of $500,000 as of
        July 31, 1996 and April 30, 1997                                   --                   --
     Patents and patent license                                         286,160              285,715
     Other                                                               12,886               12,138
                                                                     ----------           ----------
          Total other assets                                            299,046              297,852
                                                                     ----------           ----------
          TOTAL                                                      $4,016,538           $3,224,134
                                                                     ==========           ==========





































    The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 Condensed from
                                                               Audited Financial
                                                                   Statements           Unaudited
                                                                 July 31, 1996        April 30, 1997
                                                                 -------------        --------------
CURRENT LIABILITIES
     Short-term debt                                             $  1,028,687          $          0
     Current Portion of long-term debt                                  4,729                 1,802
     Accounts payable                                                  33,970               175,231
     Accrued expenses                                                 408,350               288,305
     Customer deposits                                                280,000               367,987
                                                                 ------------          ------------
          Total current liabilities                                 1,755,736               833,324

LIABILITIES SUBJECT TO SETTLEMENT UNDER
   REORGANIZATION PROCEEDINGS                                       1,599,668             2,229,808

LONG-TERM DEBT                                                          5,060                 4,752

COMMITMENTS AND CONTINGENCIES                                            --                    --

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value - 2,000,000 shares
        authorized; no shares issued and outstanding                     --                    --
     Common stock - $.0004 par value - 100,000,000 shares
        authorized; 10,581,813 outstanding as of July 31, 1996
        and April 30, 1997                                              4,233                 4,233
     Additional paid-in capital                                    22,899,108            22,899,108
     Accumulated deficit                                          (22,234,475)          (22,734,298)
     Treasury stock - 55,518 shares outstanding, at cost              (12,792)              (12,792)
                                                                 ------------          ------------
          Total stockholders' equity                                  656,074               156,250

          TOTAL                                                  $  4,016,538          $  3,224,134
                                                                 ============          ============























   The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Three months ended April 30,     Nine months ended April 30,
                                  ----------------------------     ---------------------------
                                        1996            1997            1996            1997
                                        ----            ----            ----            ----
SALES                             $    265,979    $     59,745    $    559,846    $  2,860,687

COST OF SALES                           74,133          37,256         238,176       2,032,465
                                  ------------    ------------    ------------    ------------

          Gross profit                 191,846          22,489         321,670         828,221

OPERATING EXPENSES
     Administrative expenses           590,756         609,558       1,304,658       1,264,831
     Research and development           34,574           2,563          54,951           8,377
                                  ------------    ------------    ------------    ------------
                                       625,330         612,121       1,359,609       1,273,209
                                  ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)               (433,484)       (589,632)     (1,037,939)       (444,987)
                                  ------------    ------------    ------------    ------------

   OTHER INCOME (EXPENSE)
     Interest expense                 (115,790)              0        (253,626)        (54,837)
     Interest income                     6,757               0          19,930               2
     Loss of disposal of asset         (56,589)              0         (48,326)              0
                                  ------------    ------------    ------------    ------------
     Other income (expense)           (165,622)              0        (282,022)        (54,836)
                                  ------------    ------------    ------------    ------------



     NET INCOME (LOSS)            ($   599,106)   ($   589,632)   ($ 1,319,961)   ($   499,823)
                                  ============    ============    ============    ============



     EARNINGS PER SHARE

     Net income (loss)                   (0.06)          (0.06)          (0.13)          (0.05)
                                  ============    ============    ============    ============

     Weighted average number of
     shares outstanding              9,993,091      10,526,295       9,993,091      10,526,295
                                  ============    ============    ============    ============












    The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                ine months ended April 30,
                                                                                --------------------------
                                                                                   1996            1997
                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          ($1,319,961)   ($  499,823)
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
          Depreciation and amortization                                             337,805        130,706
          Loss on disposal of property, plant, and equipment                         45,085              0
          Changes in operating assets and liabilities:
               (Increase) decrease in receivables                                   924,339        138,584
               (Increase) decrease in prepayments                                    59,740         (9,766)
               (Increase) decrease in inventory                                     533,408        914,012
               Increase (Decrease) in accounts payable and accrued expenses        (182,505)       114,619
                                                                                -----------    -----------
                    Net cash provided by operating activities                       397,911        788,332
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for other assets                                                       (8,655)        (5,000)
     Proceeds from sale of equipment                                                295,925              0
     Capital expenditures                                                          (923,728)       (17,440)
                                                                                -----------    -----------
                    Net cash (used by) investing activities                        (636,458)       (22,440)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                 933,371        599,970
     Proceeds from issuance of common stock                                         155,000              0
     Principal payments of debt                                                    (891,327)    (1,007,167)
                                                                                -----------    -----------
                    Net cash provided by financing activities                       197,044       (407,197)
                                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS:                                        (41,503)       358,694
     Cash and cash equivalents - beginning of period                                 99,426         17,149
                                                                                -----------    -----------
     Cash and cash equivalents - end of period                                  $    57,923    $   375,843
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                     $   227,778    $    19,569
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Inventory reclassified to equipment                                        $   887,613    $         0
     Transfers from Fixed Assets to Inventory                                   $         0    $   163,270
                                                                                ===========    ===========




















    The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1997

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of the management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of April 30, 1997 and the results of its operations for the three and nine months ended April 30, 1997 and 1996, and cash flows for the nine months ended April 30, 1997 and 1996. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996. The results of operations for the three and nine months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 - INVENTORY
------------------

Inventory at April 30, 1997 consists of the following:

     Raw Material                                  $  780,771
     Work in Process                                  550,982
                                                   ----------
                                                   $1,331,753
                                                   ==========

    The accompanying notes are an integral part of the financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended April 30, 1996 and 1997
------------------------------------------
Cost of Sales as a percentage of sales increased from 27% in the three months ended April 30, 1996 to 62% in the three months ended April 30, 1997. Certain cost of sales were recorded in the fourth quarter for fiscal year ended July 31, 1996 that related to the third quarter ended April 30, 1996. Had these costs been recorded in the three months ended April 30, 1996, cost of sales as a percentage of sales would have been approximately 70% compared to 62% for the three months ended April 30, 1997.


Nine Months Ended April 30, 1996 and 1997
-----------------------------------------
Due to increased machine sales, revenues for the nine months ended April 30, 1997 were $2,860,687 an increase of 410% , compared to $559,846 for the nine months ended April 30, 1996. Cost of sales as a percentage of sales increased from 42% for the nine months ended April 30, 1996 to 71% for the nine months ended April 30, 1997. Certain cost of sales were recorded in the fourth quarter for fiscal year ended July 31, 1996 that related to the third quarter ended April 30, 1996. Had these costs been recorded in the nine months ended April 30, 1996, cost of sales as a percentage of sales would have been approximately 70% compared to 71% for the nine months ended April 30, 1997. Management projects fiscal year end July 31, 1997 cost of sales as a percentage of sales to be approximately 75%. Therefore, the 71% reported for nine months ended April 30, 1997 is in line with current year projections.


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $375,843 as of April 30, 1997, compared to $57,923 as of April 30, 1996. The increase in cash and cash equivalents were due primarily to cash generated from operations, which totaled $788,332, and cash proceeds from the issuance of debt, which was $599,970. This increase was partially offset by cash used to make principal payments on debt ($1,007,167). The Company is in the process of doing a private placement to provide the cash for the Plan of Reorganization and for anticipated future operations. Management believes that existing cash, anticipated cash generated from operations and the issuance of additional shares of Tapistron's common stock will be sufficient to satisfy the Company's currently anticipated cash requirements.

PART II. OTHER INFORMATION

A. Tapistron filed on March 14, 1997 the First Amended and Restated Plan of Reorganization in the U.S. Bankruptcy Court Northern District, Atlanta Division.

B. Tapistron filed on March 28, 1997 the Debtor's Amended and Restated Disclosure Statement in the U.S. Bankruptcy Court Northern District, Atlanta Division.

C. On June 3, 1997 the Court has extended the time frame to raise the $2,500,000 for the recapitalization of the Company.

D. Deposits have been received for machines with anticipated completion prior to year end.
                                       6

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                    Tapistron International, Inc.
                                    -----------------------------
                                    (Registrant)



Date:    6/10/97                    /s/ J. Darwin Poe
      ---------------------         -----------------------------------------
                                    J. Darwin Poe
                                    (Signing on behalf of the registrant
                                    as President and Chief Executive Officer)