Form 10-K
period 1997-07-31
TAPISTRON INTERNATIONAL INC
filed 1997-10-29
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     For the fiscal year ended July 31, 1997

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                     For the transition period from ______ to ______

                         Commission file number 0-20309

                          TAPISTRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                    58-1684918
                -------                                    ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

   6203; Alabama Highway; Ringgold, GA                     30736-1067
   -----------------------------------                     ----------
 (Address of principal executive offices)                  (Zip Code)

 Registrant's telephone number, including area code:      (706) 965-9300
                                                          --------------

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $.0004 Par Value
        Redeemable Warrants


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K |_|

On October 1, 1997, there were 27,192,961 shares of $.0004 Par Value Common Stock outstanding.

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

Tapistron International, Inc. (The "Company") filed a voluntary petition for relief under chapter 11 of title 11 of the United Stated Code (the "Code") on June 21, 1996 (the "petition date"). The Company is currently operating its business as a debtor-in-possession under the jurisdiction of the United States Bankruptcy Court for the Northern District of Georgia (the "Court"). The
Company's liabilities as of the petition date are generally subject to settlement in a plan or reorganization, which must be voted on by certain of its creditors and confirmed by the Court. Until a reorganization plan has been confirmed, the Company is prevented from making payments on pre-petition debt unless permitted by the Code or approved by the Court. Certain contracts and leases existing at the petition date have been rejected or assumed with the approval of the Court. The Company continues to review all other unexpired pre-petition executory contracts and leases to determine whether they should be assumed or rejected. Parties affected by the rejection of contracts and leases may file claims against the Company. Reference is made to Note 16 (Subsequent Events) of the Company's financial statements.

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

    During recent years, carpet manufacturers in the United States have experienced a substantial increase in demand for patterned carpets, particularly in the commercial carpet market. During 1988, 23% of the carpet styles being produced in the United States for the commercial market (comprised of broadloom and modular products) incorporated some sort of pattern. Currently this figure has risen to approximately 36%. The residential carpet market has also witnessed an increased demand for patterned styles. Furthermore, industry statistics reveal that the demand for patterned carpets and rugs are significant in Europe, the Pacific Rim and other countries throughout the world.

    There are currently three principal methods of manufacturing patterned, machine-made, pile-faced floor coverings. The first method is the traditional weaving process utilizing either of two basic types of looms: the Axminster, which traces its origins back to the 1800s, or the Wilton, the dominant weaving machine used in the United Kingdom and Europe which was first introduced in the early 1800s. A second method involves printing or dyeing finished carpeting using either a jet spray technique or flat bed screening. The third method involves modifications to conventional tufting machinery to produce carpets with high/low pile and/or geometric patterns. These include (i) single or double shifting needle bars, which are mechanically controlled devices for producing geometrics and small pattern repeats, (ii) scroll patterning attachments which create pattern through high/low pile configurations by varying the speed at which yarn is fed into each needle and (iii) individual controlled needles
(ICN), a method of creating pattern by "over-tufting" - implanting extra yarn into a plain, previously tufted carpet. An enhanced version of the ICN technology, the Colortec, is probably the CYP machine's closest competitor. The range of patterns capable of being produced by such modifications to conventional tufting machines is restricted, however, because of mechanical limitations associated with these technologies. Although the CYP machine is not in the same market as, and will not compete with, solid color carpet producing equipment, the Company believes its CYP machine offers numerous advantages over existing methods of producing patterned, machine-made, pile-faced floor coverings in terms of time and cost efficiencies, versatility of pattern, color and texture and ease of changing design parameters without the disadvantages associated with conventional methods. Such disadvantages include the limited pattern flexibility of existing tufting machines and the limited textures or density characteristics associated with weaving looms, and the large creel loads of yarn required to make a given pattern.


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

MANUFACTURING

The CYP machine
---------------

    The Company's facilities are located in Ringgold, Georgia. The Company manufactures the CYP machine at its 50,000 square foot manufacturing facility completed in July 1993. The manufacturing facility is capable of supporting manufacturing requirements for the foreseeable future.

Suppliers

    The Company purchases the frames for its existing CYP machine from local tool and die manufacturers which fabricate the frames in accordance with Company specifications. The Company purchases the motors and other various mechanical components of the existing CYP machine as custom-made or stock components from unaffiliated outside suppliers. The Company believes that alternative sources or substitutes of most of the components for both CYP machines can be developed, if necessary. To date, the Company has not experienced any delays in delivery of components. The Company does not expect to maintain large inventories and will generally order required components as it receives customer orders. Accordingly, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays, which would adversely affect the Company's operations.

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

    The Company's ability to market CYP machines successfully will depend upon the willingness of potential customers to incur substantial cost and expend the time and effort involved in the development of these products, particularly because many of such customers may be reluctant to replace or significantly modify their existing manufacturing methods. The Company offers a limited warranty on the CYP machine system and provides training, maintenance and support to customers following the installation of the CYP machine system.

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

DEVELOPMENT AND ACQUISITIONS

    Research and development activities are being conducted by the Company's in-house engineering staff to provide continual enhancements to the CYP technology. It is anticipated that these in-house efforts will result in major improvements during the next few years. Although well underway, it is premature to discuss the objectives or completion dates.

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

Competition to Date
-------------------

    In 1992, the Company faced the inherent difficulties of the introduction of a new product that was competing with traditional technology in an established industry. Not only did the machine need to be proven to the carpet industry, but the product from the machine had to be proven in the marketplace. Initial sales to established companies were promising; however, the year after its introduction onto the market, when sales should be building, a premature announcement was made of a revolutionary second generation CYP Machine with improved production speed - R&D which was eventually discontinued. This information dramatically decreased the interest of potential buyers in the current machine and created a substantial obstacle to sales initiatives. The result of fewer machine sales at such an early period in the machine's history meant a reduced chance for the machine to be proven as a production machine to carpet manufacturers, and less CYP product from the machine in the market to create an interest in the machine and a niche for itself.

Although all of the earlier mentioned technologies compete with the CYP Machine in the general area of patterned carpet, all are limited by either pattern capability or by gauge. CYP product is unique. The closest competitor is another advanced patterned tufting machine, the Colortec machine, which has the advantages of being based on accepted technology already in the industry and being manufactured by an established tufting machine manufacturer. Even so, it also had a much slower start than anticipated. Against even this close competitor though, the CYP Machine with its variable gauge has an advantage. The overall flexibility of the CYP Machine makes it ideal for the creation of unique and distinction products which expand the options of the carpet manufacturer.

PATENTS AND PROPRIETARY RIGHTS

The CYP Machine
---------------

    The Company has seven United States patents and 10 foreign patents and anticipates filing additional patent applications, all generally covering the technology incorporated in the Company's CYP product. The Company believes its patents and proprietary rights have been and will continue to be important in enabling the Company to compete with respect to the CYP technology. Failure to obtain patents in certain foreign countries may materially adversely affect the Company's ability to compete effectively in certain international markets. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties.

EMPLOYEES

    As of July 31, 1997, the Company had 27 full-time employees. The Company considers its relations with its employees to be satisfactory.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the names and positions of the executive officers and the directors of the Company:

   Name              Age              Position with the Company
   ----              ---              -------------------------

  Kim Amos           40      Vice President of Engineering and Director
  Gary Coulter       51      Corporate Secretary and Director
  Floyd Koegler      54      Vice President and Chief Financial Officer
  J. Darwin Poe      52      President and Chief Executive Officer and Director

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

     GARY COULTER, Corporate Secretary, is also Chairman of the Board and CEO of Spintek Technologies and a partner of Coulter and Davenport Law Firm. Mr. Coulter's experience includes: President, COO and Director of Private Biological Corporation, a developer of biological products and treatments for cancer, from 1994 to 1996; CEO of Omega International, Inc., developer of natural products for the treatment of AIDS, from 1992 to 1994; and President, COO and Director of Woodruff Investment Co., a developer, manager and financier of real estate investments, from 1986 to 1996. Mr. Coulter received his undergraduate degree from Emory University, his J.D. degree from the University of Georgia School of Law, and his L.L.M. in taxation from New York University School of Law.

     FLOYD KOEGLER has served as a Vice President and CFO of Tapistron since September 1996. He is a certified public accountant with an MBA from Brenau University in Gainsville, Georgia. He has an extensive background in corporate finance, which includes auditing and financial information analysis for Aladdin Mills from 1994 until joining Tapistron. From 1990 to 1994, Mr. Koegler held controller positions at a Crown America/Texture-Tex, Inc. and Citizens Federal Savings and Loan. In addition, he served as CFO of the fiber spinning operations of Integrated Products, Inc. In Rome, Georgia and he was a cost analyst for dyes and chemicals for American Emulsions and Coronet Industries.

     J. DARWIN POE came to Tapistron in July 1995 and became President of the Company in February 1996. Mr. Poe is a graduate of Auburn University with a degree in Textile Engineering and an MBA from Brenau University. He is also on Tapistron's Board of Directors and has spent his entire professional career in the U.S. textile industry. From 1993 to 1995, he served as Technical
Director of Prince Street Technologies, and from 1985 to 1993, he was an Account Executive at Amoco Fabrics and Fibers Company. Mr. Poe also served as COO of Desoto Falls, Inc. Of Dalton, Georgia, and has held various management positions with other industry leaders such as the Bibb Company and West Point Pepperell.


Item 2.  PROPERTIES

     The Company's executive offices and manufacturing operations are located in an approximately 50,000 square foot facility at Alabama Highway, Ringgold, Georgia. The building and adjacent land was sold on June 10, 1996 in a sale-leaseback transaction.

Item 3.  LEGAL PROCEEDINGS

     Reference is made to Note 1 of the Company's financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders through the solicitation of proxies or otherwise during the period from August 1, 1996 through July 31, 1997, covered by this report.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On June 24, 1992, the Securities and Exchange Commission declared effective the Company's Registration Statement with respect to an initial public offering of 2,250,000 shares of Common Stock and 2,587,500 Redeemable Warrants (including 337,500 Redeemable Warrants exercised under the Underwriter's over allotment option). The Company consented to the de-listing of its warrants from the NASDAQ Stock Market effective as of August 20, 1996 due to the lack of any significant trading activity in the warrants and because there were no market makers for the warrants as required by NASDAQ rules. NASDAQ deleted the Company from the NASDAQ Stock Market effective August 29, 1996, as a result of the Company's non-compliance with the quantitative maintenance criteria for continued listing on the NASDAQ Stock Market. The Company's stock will continue to be traded as a bulletin board stock. The Common Stock and the Redeemable Warrants were listed on NASDAQ under the symbols TAPI and TAPIW, respectively.

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


                                                                 High     Low
                                                                 ----     ---
COMMON STOCK

   1995:  First Quarter (August 1, 1994 - October 31, 1994)     $4 1/2  $2 13/32
          Second Quarter (November 1, 1994 - January 31, 1995)   3 7/8   2 1/4
          Third Quarter (February 1, 1995 - April 30, 1995)      3 1/4   1 7/16
          Fourth Quarter (May 1, 1995 - July 31, 1995)           2 1/8     5/8

   1996:  First  Quarter (August 1, 1995 - October 31, 1995)     1 3/8    13/16
          Second Quarter (November 1, 1995 - January 31, 1996)   1 1/16    1/4
          Third Quarter (February 1, 1996 - April 30, 1996)       25/32    3/8
          Fourth Quarter (May 1, 1996 - July 31, 1996)             5/8     1/4


   1997:  First Quarter (August 1, 1996 - October 31, 1996)        NA      NA
          Second Quarter (November 1, 1996 - January 31, 1997)     NA      NA
          Third Quarter (February 1, 1997 - April 30, 1997)        NA      NA
          Fourth Quarter (May 1, 1997 - July 31, 1997)             NA      NA

REDEEMABLE WARRANTS

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

   1997:  First Quarter (August 1, 1996 - October 31, 1996)        NA      NA
          Second Quarter (November 1, 1996 - January 31, 1997)     NA      NA
          Third Quarter (February 1, 1997 - April 30,  1997)       NA      NA
          Fourth Quarter  (May 1, 1997 - July 31, 1997)            NA      NA

  At October 25, 1997, there were approximately 400 shareholders of record, and as of that date, the Company estimates there were approximately 3,000 beneficial owners holding stock in nominee or "street" name. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of operations data set forth below with respect to the fiscal years ended July 31, 1997, 1996 and 1995 and the consolidated balance sheet data at July 31, 1997 and 1996 are derived from and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the Company set forth below with respect to the fiscal years ended July 31, 1994, 1993 and 1992 and the consolidated balance sheet data at July 31, 1994, 1993 and 1992 are derived from audited consolidated financial statements of the Company, or its predecessor, as the case may be, not included herein.

                                                           Years Ended July 31,
                                 ----------------------------------------------------------------------
                                     1997            1996         1995           1994          1993
                                     ----            ----         ----           ----          ----
STATEMENT OF OPERATIONS DATA:
   Sales                         $  3,626,092  $   1,305,499   $ 2,565,544    $ 4,315,060   $ 6,823,721
   Cost of sales                    2,477,302      1,146,717     1,757,793      2,850,422     3,607,182
   Operating expenses:
      Administrative                1,998,245      3,473,581     3,656,532      3,730,194     2,927,558
      Research and development         10,384         23,473     2,405,438      3,529,906       549,660
   Net income (loss)                  316,375    ( 4,478,096)  ( 6,053,175)   ( 5,840,945)       24,961
   Net income (loss) per share            .03    (       .49)  (       .69)   (       .76)         -
   Extraordinary item                    -               .04          -              -             -
   Shares used in computing per
      share amounts                10,526,295     10,012,390     8,761,117      7,726,018     7,756,556

                                                            As of July 31,
                                 ----------------------------------------------------------------------
                                     1997            1996         1995           1994          1993
                                     ----            ----         ----           ----          ----
BALANCE SHEET DATA:
Working capital (deficiency)     $    758,111  $   1,084,487  $(   907,020)  $  2,649,245   $ 8,570,445
Total Assets                        5,267,780      4,016,538     9,655,907     10,982,246    14,733,746
Long-term debt                            744          5,060        14,001      1,291,320        50,433
Accumulated deficit              ( 21,918,100)  ( 22,234,475)  (17,756,379)   (11,703,107)  ( 5,862,162)
Stockholders' equity                  972,449        656,074     4,839,170      7,653,669    13,332,499

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended July 31, 1997 and July 31, 1996
-------------------------------------------

     Revenues for the year ended July 31, 1997 ("Fiscal 1997") were $3,626,092 as compared to revenues of $1,305,499 for the year ended July 31, 1996 ("Fiscal 1996"). The increase in revenues is primarily due to the increase in the number of machines sold for the year. The increase in machines sold is a result of an increased interest in the patterned carpet industry, improved operating efficiencies and continuing enhancements in machine technology.

     Cost of sales for July 31, 1997 were $2,477,302 as compared to $1,146,717 for July 31, 1996. The increase in cost of sales is due to increased machine revenues. The cost of sales as a percentage of sales decreased to approximately 68% in Fiscal 1997 from 88% in Fiscal 1996. This decrease is the direct result of the increase in the number of machines sold.

     Operating expenses consist of administrative expenses and research and development expenses. Administrative expenses decreased from $3,473,581 in Fiscal 1996 to $1,998,245 in Fiscal 1997, a decrease of approximately 42%. This decrease reflects the allowances related to obsolete inventory and bad debt expense recognized in Fiscal 1996. The remainder of the decrease relates to a reduction of legal and other professional fees totaling $499,000. Management anticipates operating expenses to increase in the future as they expand the international marketing plan. Furthermore, the Company expects to spend more on future developments to provide customers with the most current technologies available.

     Legal, accounting, and other professional fees in connection with reorganization proceedings totaled $793,631. Interest expense decreased to $30,269 in Fiscal 1997 from $314,611 in Fiscal 1996. The decrease was a result of being able to operate under court protection which allowed no interest to accrue on prior debt.

Years Ended July 31, 1996 and July 31, 1995
-------------------------------------------

     Revenues for the year ended July 31, 1996 ("Fiscal 1996") were $1,305,499 as compared to revenues of $2,565,544 for the year ended July 31, 1995 ("Fiscal 1995") resulting from the sale of one CYP machines in Fiscal 1996 as compared to two CYP machines in Fiscal 1995. The decrease was primarily due to the fact that potential customers delayed placing orders due to the perception that the Company did not have sufficient cash to support operations and technical support of the CYP machines. Cost of sales decreased to $1,146,717 in Fiscal 1996 from $1,757,793 in Fiscal 1995 as a result of the decrease in the number of machines sold. Cost of sales as a percentage of sales increased to approximately 88% in Fiscal 1996 from 68% in Fiscal 1995. This increase is the result of CYP machines being sold at a lower margin in order to generate cash.

     Operating expenses consist of administrative expenses and research and development expenses. Administrative expenses decreased to $3,473,581 in Fiscal 1996 from $3,656,532 in Fiscal 1995, a decrease of approximately 5%.

     Material changes in administrative expense include a decrease in salary expense of $447,798 due to a reduction in the work force. Consulting expense decreased $307,371 due to a contract cancellation by the Company. Other professional fees increased $333,077 due to expense of Chapter 11 filing. Also included in the administrative expenses is a $500,000 allowance for noncollectible long-term receivable related to machine sales. Also included in the administrative expenses of Fiscal 1996 and 1995 is a $547,441 and $474, 215 allowance for obsolete raw materials inventory which resulted primarily from enhancements to the existing CYP machine technology as well as the discontinuation of the new model CYP machine. The Company has implemented several cost control measures designed to maintain administrative expenses at an acceptable level. The cost control measures include a reduction in the work force and cross training of employees. Expenses such as telephone expense, health insurance and building maintenance will be reduced due to overall down-sizing and changing to a scaled down version of the former contracts.

     Research and development expenses decreased to $23,473 in Fiscal 1996 from $2,405,438 in Fiscal 1995, a 99% decrease. This decrease reflects the Company's substantially decreased development activities relating to the new model of the CYP machine, the enhancement of the existing CYP machine and the discontinuation of the dye processes.

     Interest expense increased to $314,611 in Fiscal 1996 from $248,594 in Fiscal 1995, a 27% increase. This increase is the result of the Company securing additional short-term financing during Fiscal 1996 which totaled approximately $1,351,000. Interest income decreased to $26,292 in Fiscal 1996 from $42,529 in Fiscal 1995.

     Loss on disposal of assets increased to $1,022,505 in Fiscal 1996 from $592,891 in Fiscal 1995, a 72% increase. This increase is the result of sale of the main production facility building and another facility at a different location.

     The results of the forgiveness of debt by two creditors, one for accounting services and the other for research and development consulting, totaling $420,150 equals the reported extraordinary item. Reorganization items totaling $249,150 are entirely comprised of attorneys' fees paid to two law firms.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1997, the Company had working capital of $758,111, a $326,376 decrease from July 31, 1996. This decrease is primarily a result of the Company's reduction in inventory. As of July 31, 1997, the Company had total cash of $27,946, up from $17,149 at July 31, 1996. Cash provided by operations was $446,248 in 1997 compared to cash used in operations of $1,001,970 and $3,608,283 in 1996 and 1995, respectively. Investing activities used $26,756 in cash during 1997, compared to cash provided of $2,173,085 in 1996, and cash consumed of $564,755 in 1995. The proceeds from the sale-leaseback of the Company's main facility provided $1,900,000 of investing proceeds in 1996. The Company used $408,695 for financing activities in 1997 compared to $1,253,392 in 1996. Cash provided by financing in 1995 was $3,559,751. Financing activities for 1997 included $1,008,665 of principal payments on debt and $599,970 proceeds from issuance of debt. Financing activities for 1996 included $2,372,678 of principal payments on debt subject to settlement under a plan of reorganization; and $1,210,495 proceeds from issuance of debt.

     At July 31, 1997, the Company had $22.8 million of net operating losses available to offset future taxable income for federal and state income tax purposes. The loss carryforwards expire in various years through 2010. Realization of deferred tax assets associated with the net operating loss carryforwards and reversals of the temporary differences is dependent upon generating sufficient taxable income prior to expiration of the NOL carryforwards. Even though the Company has incurred tax losses for seven of the past nine fiscal years, management believes that it is more likely than not it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carryforwards prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during the last two years. Specifically, cost savings by bringing research and development in house and by better usage of just-in-time inventory control. The Company has assessed the trends regarding patterned carpet and with consideration of its current marketing strategies, anticipates a continued improvement in operating results. Management believes that a valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, an increase in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

     On June 21, 1996, the Company filed a voluntary petition for protection under Chapter 11 of the Federal bankruptcy code. The Company was allowed to continue to operate under the supervision of the bankruptcy court and was given a limited amount of time free from creditors' collection efforts in order to restructure its finances. The Company's First Amended and Restated Plan of Reorganization was filed on March 14, 1997 in the U.S. Bankruptcy Court Northern District, Atlanta Division. On March 28, 1997, the Company filed the Debtors Amended and Restated Disclosure Statement.

     As a subsequent event, the Company's First Amended and Restated Plan of Reorganization provided that the Company would do a private placement for $2,500,000. As of August 6, 1997, the private placement was completed. As a result, the bankruptcy court confirmed the Plan on August 18, 1997, the Plan became effective as of August 29, 1997.

     Management believes the proceeds from issuance of the Company's common stock through the private placement of $2.5 million, the existing cash and anticipated cash generated from operations will be sufficient to satisfy the Company's future cash requirements

Recently Issued Accounting Standards
------------------------------------

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets", at July 31, 1997. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this accounting standard had no effect on the Company's financial statements.

     At July 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The adoption of this accounting standard had no effect on the Company's financial statements.

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15. The adoption of this Statement is required in fiscal year ending July 31, 1998. The Company anticipates that the impact of adoption will be immaterial.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this Statement is required in fiscal year ending July 31, 1998. The Company anticipates that the impact of adoption will be immaterial.

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     With the exception of a description of the Directors and Executive Officers of The Registrant which appears on page 7 herein, Part III is omitted because prior to December 31, 1997, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                             Page
                                                                                             ----
      The   following    consolidated    financial   statements   of   Tapistron
International, Inc. are required to be included in Item 8 are listed below:

   Report of Independent Auditors                                                              16

   Consolidated Balance Sheets - July 31, 1997 and 1996                                        17

   Consolidated Statements of Operations - Year Ended July 31, 1997, 1996 and 1995             19

   Consolidated Statements of Changes in Stockholders' Equity - Year Ended July 31, 1997,
   1996 and 1995                                                                               20

   Consolidated Statements of Cash Flows - Year Ended July 31, 1997, 1996 and 1995             21

   Notes to Consolidated Financial Statements                                                  23

   The following  consolidated  financial  statements  schedules are included in Item 14(d):

   Schedule I - Valuation and Qualifying Accounts                                              33

   Consolidated Pro Forma Balance Sheet (Unaudited)                                            34

   Note to Consolidated Pro Forma Balance Sheet (Unaudited)                                    36



   All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

(a) 3.  EXHIBITS

      3.1   -Articles of Incorporation of the Registrant, as amended*
      3.2   -By-Laws of the Registrant*
      3.3   -Amendment to Articles of Incorporation*
      4.1   -Form   of   Representative's    Warrant   Agreement   relating   to
             Representative's Options*
      4.2 -Form of Warrant Agreement (including form of Redeemable Warrant Certificate)*
      4.3   -Specimen Common Stock Certificate*
      10.1  -1992 Stock Option Plan*
      10.2  -1989 Stock Option Plan*
      10.3  -Lease for Registrant's Facility*
      10.4 -Option Agreement to Purchase Technology between the Registrant and Ful-Dye, Inc.*
      10.5  -Form of Consulting Agreement with the Representative*
      10.6  -First Exclusive License Agreement with Ful-Dye, Inc.**
      10.8  -Exclusive License Agreement with Ful-Dye, Inc.****
      10.10 -Exclusive Sales Representative Agreement with Asahi Trading Co., Ltd.****
      21.1  -List of Subsidiaries*
      27    -Financial Data Schedule


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

TAPISTRON INTERNATIONAL, INC.


By: /s/ J. Darwin Poe                                    10-27-97
   ------------------------------------------         -----------------
   J. Darwin Poe                                      Date
   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signatures                        Title                         Date
        ----------                        -----                         ----


   /s/ Gary Coulter
--------------------------      Corporate Secretary and Director      10-27-97
       Gary Coulter

   /s/ J. Darwin Poe
--------------------------        President, Chief Executive
       J. Darwin Poe                Officer and Director              10-27-97

   /s/  Kim Amos
--------------------------       Vice President of Engineering
        Kim Amos                       and Director                   10-27-97

 /s/ Floyd S. Koegler, Jr.
--------------------------
   Floyd S. Koegler, Jr.          Chief Financial Officer             10-27-97

                         Report of Independent Auditors
                         ------------------------------



Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia


We have audited the accompanying consolidated balance sheets of Tapistron International, Inc. and subsidiary as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tapistron International, Inc. and subsidiary as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.



                                       DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
September 26, 1997

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS

                             July 31, 1997 and 1996

                                     ASSETS

                                                                       1997         1996
                                                                       ----         ----
CURRENT ASSETS
     Cash and cash equivalents                                      $   27,946   $   17,149
     Receivables, net of allowance of $39,905 as of July 31, 1997
        and 1996, respectively                                         720,740      119,872
     Note receivable                                                   350,000      600,000
     Inventory                                                       1,231,002    2,082,495
     Prepayments                                                       102,453       20,707
     Deferred income taxes                                             100,000         --
                                                                    ----------   ----------

            Total current assets                                     2,532,141    2,840,223
                                                                    ----------   ----------

PROPERTY AND EQUIPMENT, NET                                            564,324      877,269
                                                                    ----------   ----------
OTHER ASSETS
     Long-term receivables, net allowance of $500,000  as of
         July 31, 1997 and 1996, respectively                             --           --
     Patents and patent license                                        263,068      286,160
     Deferred income taxes                                           1,900,000         --
     Other                                                               8,247       12,886
                                                                    ----------   ----------

            Total other assets                                       2,171,315      299,046
                                                                    ----------   ----------




            TOTAL                                                   $5,267,780   $4,016,538
                                                                    ==========   ==========




















The accompanying notes are an integral
part of these financial statements.
                                      -17-


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 1997            1996
                                                                 ----            ----
CURRENT LIABILITIES
     Short-term debt                                        $       --      $  1,028,687
     Current portion of long-term debt                             4,315           4,729
     Accounts payable                                            178,068          33,970
     Accrued expenses                                            655,621         408,350
     Customer deposits                                           936,026         280,000
                                                            ------------    ------------


            Total current liabilities                          1,774,030       1,755,736
                                                            ------------    ------------
LIABILITIES SUBJECT TO SETTLEMENT UNDER
     REORGANIZATION PROCEEDINGS                                2,520,557       1,599,668
                                                            ------------    ------------

LONG-TERM DEBT                                                       744           5,060
                                                            ------------    ------------
STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value - 2,000,000 shares
        authorized; no shares issued and outstanding                --              --
     Common stock - $.0004 par value - 100,000,000 shares
        authorized; and 10,581,813 shares issued                   4,233           4,233
     Additional paid-in-capital                               22,899,108      22,899,108
     Accumulated deficit                                     (21,918,100)    (22,234,475)
     Treasury stock - 55,518 shares outstanding as of
        July 31, 1997 and 1996, at cost                          (12,792)        (12,792)
                                                            ------------    ------------

            Total stockholders' equity                           972,449         656,074
                                                            ------------    ------------

            TOTAL                                           $  5,267,780    $  4,016,538
                                                            ============    ============























The accompanying notes are an integral
part of these financial statements.
                                      -18-

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended July 31, 1997, 1996 and 1995

                                                             1997            1996           1995
                                                             ----            ----           ----
SALES                                                   $  3,626,092    $  1,305,499    $  2,565,544

COST OF SALES                                              2,477,302       1,146,717       1,757,793
                                                        ------------    ------------    ------------

            Gross profit                                   1,148,790         158,782         807,751
                                                        ------------    ------------    ------------

OPERATING EXPENSES
     Administrative expenses                               1,998,245       3,473,581       3,656,532
     Research and development                                 10,384          23,473       2,405,438
                                                        ------------    ------------    ------------
                                                           2,008,629       3,497,054       6,061,970

OPERATING LOSS                                              (859,839)     (3,338,272)     (5,254,219)
                                                        ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Interest expense                                        (30,269)       (314,611)       (248,594)
     Interest income                                             114          26,292          42,529
     Loss on disposal of assets                                 --        (1,022,505)       (592,891)
                                                        ------------    ------------    ------------

            Other income (expense)                           (30,155)     (1,310,824)       (798,956)

Loss before reorganization items, income tax
     benefit and extraordinary item                         (889,994)     (4,649,096)     (6,053,175)

REORGANIZATION ITEMS                                        (793,631)       (249,150)           --
                                                        ------------    ------------    ------------

Loss before income tax benefit and extraordinary item     (1,683,625)     (4,898,246)     (6,053,175)

INCOME TAX BENEFIT                                        (2,000,000)           --              --
                                                        ------------    ------------    ------------

            Income (loss) before extraordinary tem           316,375      (4,898,246)     (6,053,175)

EXTRAORDINARY ITEM
     Gain from extinguishment of debt                           --           420,150            --
                                                        ------------    ------------    ------------

NET INCOME (LOSS)                                       $    316,375    $ (4,478,096)   $ (6,053,175)
                                                        ============    ============    ============

EARNINGS PER SHARE
     Income (loss) before extraordinary item            $       0.03    $      (0.49)   $      (0.69)
     Extraordinary item                                         --              0.04            --

            Net income (loss)                           $       0.03    $      (0.45)          (0.69)
                                                        ------------    ------------    ------------

Weighted average number of shares outstanding           $ 10,526,295    $ 10,012,390    $  8,761,117
                                                        ============    ============    ============




The accompanying notes are an integral
part of these financial statements.
                                      -19-

                                     TAPISTRON INTERNATIONAL, INC.
                                        (Debtor-in-Possession)

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           For the Years Ended July 31, 1997, 1996 and 1995


                                 Common Stock
                           -------------------------     Paid-in        Accumulated      Treasury
                             Shares         Amount       Capital          Deficit         Stock         Total
                             ------         ------       -------         -------         -----         -----
BALANCE  - 8-1-94            7,737,013   $    3,095   $ 19,366,473   $  ( 11,703,107) $ ( 12,792)  $   7,653,669
    Issuance of new shares   1,944,800          778      3,237,995            -             -          3,238,773
    Other R/E transaction        -              -           -           (         97)       -        (        97)
    Net loss                     -              -           -           (  6,053,175)       -        ( 6,053,175)
                            ----------   ----------   ------------   ---- ----------  --- ------   -------------

BALANCE - 7-31-95            9,681,813        3,873     22,604,468      ( 17,756,379)   ( 12,792)      4,839,170
    Issuance of new shares     900,000          360        294,640            -             -            295,000
    Net loss                     -              -           -           (  4,478,096)       -        ( 4,478,096)
                            ----------   ----------   ------------   ---- ----------  --- ------   -------------

BALANCE - 7-31-96           10,581,813        4,233     22,899,108      ( 22,234,475)   ( 12,792)        656,074
    Issuance of new shares       -              -           -                -              -              -
    Net income                   -              -           -                316,375        -            316,375
                            ----------   ----------   ------------   ---- ----------  --- ------   -------------

BALANCE - 7-31-97           10,581,813   $    4,233   $ 22,899,108   $  ( 21,918,100) $ ( 12,792)  $     972,449
                            ==========   ==========   ============   ==== ==========  === ======   =============



































The accompanying notes are an integral
part of these financial statements.

                                 TAPISTRON INTERNATIONAL, INC.
                                     (Debtor-in-Possession)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended July 31, 1997, 1996 and 1995


                                                                   1997           1996           1995
                                                                   ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                         $   316,375    $(4,478,096)   $(6,053,175)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                          207,934        414,992        484,315
            Loss on sales of property, plant and equipment            --        1,022,504        592,891
            Issuance of stock in lieu of compensation                 --          145,000           --
            Changes in operating assets and liabilities:
                Decrease (increase) in receivables                (350,868)       328,097       (369,731)
                Decrease (increase) in prepayments                 (81,746)        76,439         93,782
                Decrease in inventory                            1,014,763      1,009,497        453,448
                Decrease in long-term receivables                     --          500,000           --
                Decrease in other assets                             1,644        170,933           --
                Decrease in noncompete agreements                     --           11,545         23,091
                (Increase) in notes receivable                        --         (150,000)          --
                (Increase) in deferred income taxes             (2,000,000)          --             --
                Increase in accounts payable and
                   accrued expenses                                391,369        123,060        982,096
                Increase (decrease) in accounts payable and
                   accrued expenses, which are subject to
                   settlement under a plan of reorganization       290,751       (170,941)          --
                Increase (decrease) in customer deposits           656,026         (5,000)       185,000
                                                               -----------    -----------    -----------

                   Net cash provided by (used in) operating
                   activities                                      446,248     (1,001,970)    (3,608,283)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of property and equipment                    --        2,187,500        201,250
     Capital expenditures and retirements                          (15,407)          --         (560,805)
     Payment for patents                                           (11,349)       (14,415)       (67,575)
     Investment in other assets                                       --             --         (137,625)
                                                               -----------    -----------    -----------

                   Net cash provided by (used in) investing
                   activities                                      (26,756)     2,173,085       (564,755)
                                                               -----------    -----------    -----------



















The accompanying notes are an integral
part of these financial statements.

                                    TAPISTRON INTERNATIONAL, INC.
                                        (Debtor-in-Possession)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           For the Years Ended July 31, 1997, 1996 and 1995



                                                                   1997           1996           1995
                                                                   ----           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                599,970      1,210,495      1,320,000
     Principal payments of debt                                 (1,008,665)      (381,809)      (998,926)
     Proceeds from issuance of debt which is subject to
        settlement under a plan of reorganization                     --          140,600           --
     Principal payments of debt which is subject to
        settlement under a plan of reorganization                     --       (2,372,678)          --
     Proceeds from issuance of common stock                           --          150,000      3,238,677
                                                               -----------    -----------    -----------

                   Net cash provided by (used in) financing
                   activities                                     (408,695)    (1,253,392)     3,559,751
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                    10,797        (82,277)      (613,287)
        Cash and cash equivalents - beginning of year               17,149         99,426        712,713
                                                               -----------    -----------    -----------
        Cash and cash equivalents - end of year                $    27,946    $    17,149    $    99,426
                                                               ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
        Cash paid for interest                                 $    19,569    $    34,532    $   252,471
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
        Equipment reclassified to inventory                    $   163,270    $   290,817    $      --





























The accompanying notes are an integral
part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - REORGANIZATION AND LEGAL MATTERS
-----------------------------------------

Tapistron International, Inc. (the "Company") filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Code") on June 21, 1996 (the "petition date"). The Company is currently operating its business as a debtor-in-possession under the jurisdiction of the United States Bankruptcy Court for the Northern District of Georgia (the "Court"). The
Company's liabilities as of the petition date are generally subject to settlement in a plan of reorganization, which must be voted on by certain of its creditors and confirmed by the Court. Until a reorganization plan has been confirmed, the Company is prevented from making payments on pre-petition debt unless permitted by the Code or approved by the Court. Certain contracts and leases existing at the petition date have been rejected or assumed with the approval of the Court. The Company continues to review all other unexpired pre-petition executory contracts and leases to determine whether they should be assumed or rejected. Parties affected by the rejection of contracts and leases may file claims against the Company.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations and the realization of assets and the satisfaction of liabilities in the normal course of business. The chapter 11 filing, the Company's leveraged financial structure, and recurring net losses raise a question about the Company's ability to continue as a going concern. A plan of reorganization may materially change the amounts reported in the consolidated financial statements (which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization). The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) provide sufficient cash from operations to meet future obligations.

The Company is anticipating increased sales, as marketing efforts are increased and as customers regain confidence in the financial stability of the Company. The Company has been focused on establishing and improving customer relationships, and ongoing research and development projects are building on current proven CYP technology at a steady pace.

Immediate emphasis will be placed on actively promoting the machine in the domestic market, which will be handled by the Company's internal sales and marketing department. The primary markets outside the U.S. are in the Pacific Rim and Europe, and foreign sales efforts will be maintained by outside representatives.

Due to a number of domestic CYP Machine installations over the past three years, CYP product has been able to find some market areas for which it is well suited, the primary one being commercial/hospitality broadloom. This market, along with the rug market and residential broadloom, will be prime applications for the CYP Machine. The CYP Machine is not in the same market with low-end solid color carpet tufting machines, and our focus will continue to be on the manufacturers of high-end carpet, which is a value-added product market. So, as there has been an increasing trend toward product differentiation in the carpet industry, the future is continually looking brighter for this machine and for patterned tufting in general.

The Company filed a plan of reorganization on March 14, 1997, which was amended on July 18, 1997. (See Note 16 - Subsequent events).

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The  significant   accounting  policies  and  practices  followed  by  Tapistron
International, Inc. (the "Company") and its subsidiary are as follows:

Description of Business
-----------------------
The Company is in the business of developing or acquiring proprietary technologies in the textile industry. To date, the Company's efforts have been focused on the continued development, production and marketing of the computerized yarn placement (CYP) machine and the exploration of a second technology involving the dyeing of textile materials.

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

Earnings (Net Loss) Per Share
-----------------------------
Earnings (net loss) per share is computed using the weighted average number of shares of common stock outstanding.

Revenue Recognition
-------------------
Sales and related cost of sales are recognized primarily at the time of shipment of the product. Sales and cost of sales may be recognized when the product is complete and ready for shipment if the customer requests the Company to hold the product and there are no uncertainties as to the consummation of the sale. Upon recognition of sales, a reserve for estimated warranty and other related expenses is established. The reserve is periodically evaluated as to its adequacy for the anticipated expenses to be incurred during the limited warranty period.
                                      -24-

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------
Income Taxes
------------
Income taxes are computed based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Deferred tax assets and liabilities are recognized for the estimated future tax effects attributed to temporary differences between the book and tax bases of assets and liabilities and for carryforward items. The measurement of current and deferred tax assets and liabilities is based on enacted tax law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

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

Certain Significant Estimates
-----------------------------
At July 31, 1997, the Company had significant deferred tax assets related to operating losses available for carryforward. These deferred tax assets have been recorded under the guidelines of SFAS No. 109, Accounting for Income Taxes, on the premise that future taxable income will more likely than not be adequate to realize future tax benefits of the available net operating loss carryforwards. Under tax regulations, realization of tax benefits per period will be limited and full realization will depend on future taxable income over a number of years.

Reclassifications
-----------------
Certain reclassifications have been made in the previously reported financial statements to make prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net loss or shareholders' equity.

Disclosures About Fair Values of Financial Instruments
------------------------------------------------------
In the year ended July 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), which requires companies to disclose fair value information about certain financial instruments. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses.

In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

SFAS 107 excludes certain financial instruments, particularly trade accounts receivable and payable, from its disclosure requirements.

The fair values of cash and cash equivalents approximate their carrying amounts as reflected in the balance sheet due to their short-term availability or maturity.
                                      -25-

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Disclosures About Fair Values of Financial Instruments - Continued
------------------------------------------------------------------
The fair values of notes receivable approximate their carrying amounts as reflected in the balance sheet due to interest rates that are similar to current rates.

The fair values of notes payable also approximate their carrying amounts as reflected in the balance sheet due to interest rates that are similar to current rates.

NOTE 3 - ORGANIZATION
---------------------

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

NOTE 4 - INVENTORY
------------------

Inventory consists of the following components:

                                                       1997             1996
                                                       ----             ----

Raw materials                                     $   437,215       $ 1,413,531
Work in process                                       793,788         1,636,530
Finished goods                                           --              11,090
                                                  -----------       -----------
                                                    1,231,003         3,061,151
Allowance for obsolete inventory                         --            (978,656)
                                                  -----------       -----------

                                                  $ 1,231,003       $ 2,082,495
                                                  ===========       ===========




The Company recognized a loss related to obsolete inventory of $-0- for the year ended July 31, 1997 and $504,441 for the year ended July 31, 1996.

                             TAPISTRON INTERNATIONAL, INC.
                                (Debtor-in-Possession)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following major classifications:


                                            1997                       1996
                                    -----------------------     -----------------------
                                                Accumulated                Accumulated
                                     Cost       Depreciation      Cost     Depreciation
                                     ----       ------------      ----     ------------
  Office furniture, fixtures and
   equipment                        $ 501,435    $382,696       $ 501,435    $ 306,490
  Machinery and equipment             826,956     383,060        1,167,365     490,114
  Vehicles                             16,914     15,224           16,914       11,841
                                    ----------   --------       ----------   ---------
                                    $1,345,305   $780,980       $1,685,714   $ 808,445
                                    ==========   ========       ==========   =========

Depreciation  expense totaled  $462,534  for 1995,  $390,125 for 1996 and $171,642 for
1997.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

Accounts payable and accrued expenses consist of the following:

                                                          1997           1996
                                                          ----           ----

  Trade accounts payable                              $ 178,069      $  33,970
  Reserve for product warranties                         10,000         10,000
  Other                                                 645,621        398,350
                                                      ---------      ---------

                                                      $ 833,690      $ 442,320
                                                      =========      =========

NOTE 7 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS
---------------------------------------------------------------------------

If it is probable that the collateral value related to pre-petition secured liabilities exceeds the amount of the obligation, such liabilities are included in short-term debt.

The remainder of the pre-petition liabilities (including situations where it cannot be determined whether the collateral value exceeds the amount of the obligation)are:
                                                                  June 21, 1996
                                                                  -------------

  Accounts payable                                                $  1,742,982
  Unsecured term notes                                                 777,575
                                                                  ------------
  Total liabilities subject to settlement under
    reorganization proceedings                                    $  2,520,557
                                                                  ============

A plan of reorganization may materially change the amount and terms of these pre-petition liabilities.

The portions of debt contractually due within one year following each respective balance sheet date are not classified in current liabilities because such amounts will be settled under a plan of reorganization.
                                      -27-

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company also leases office space, warehouse space, and equipment under short-term operating leases. Rental expense under all operating leases totaled $50,941 for 1995, $52,442 for 1996 and $244,143 for 1997.

NOTE 9 - DEBT
-------------


Long-term debt consists of the following:                                  1997        1996
                                                                           ----        -----
  9.3% Promissory note, maturing in January 2002, payable $1,200 annually, unsecured and subject to settlement under a plan of
   reorganization                                                         $  -       $ 4,869
                                                                          -------    -------
  5.8% Promissory note, maturing September 9, 1998, payable $375
   monthly including interest, collateralized by equipment                  5,060      9,788
                                                                            5,060     14,657
  Less:  Current portion                                                    4,316      4,729

     Current portion subject to settlement under a plan of reorganization    -           748
                                                                          -------    -------

                                                                          $   744    $ 9,180
                                                                          =======    =======

Aggregate maturities of long-term debt for the five years subsequent to July 31, 1997, are as follows:

  July 31, 1998                                                                      $ 4,316
  July 31, 1999                                                                          744
  July 31, 2000                                                                          -
  July 31, 2001                                                                          -
  July 31, 2002                                                                          -
  Thereafter                                                                             -

As of July 31, 1996 short-term debt consists of a line of credit agreement  bearing interest at 10% and various  promissory  notes  bearing  interest at rates  varying from 6% to 13%. A significant portion of the short-term debt is collateralized by CYP Loom machines.

Interest expense on debt totaled $248,594 for 1995, $314,611 for 1996 and $30,269 for 1997.


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

The following table summarized option activity:

                                                  Number of      Option Price
                                                   Shares          Per Share
                                                  ---------      -------------

  Outstanding as of July 31, 1991                  554,062       $2.14 - $3.57
   Granted                                         545,528       $5.00 - $6.75
   Exercised                                      ( 86,470)          $3.57
   Expired                                        ( 17,512)          $3.57
                                                 ---------
  Outstanding as of July 31, 1992                  995,608       $3.57 - $6.75
   Exercised                                      (209,605)          $3.57
   Expired                                        (  3,500)          $5.00
                                                 ---------
  Outstanding as of July 31, 1993                  782,503       $2.14 - $3.57
   Granted                                       1,513,000       $2.75 - $7.125
   Exercised                                      ( 25,000)          $3.57
   Expired                                        (248,000)      $6.75 - $7.125
                                                 ---------
  Outstanding as of July 31, 1994                2,022,503       $2.75 - $7.125
   Granted                                         111,000      $1.875 - $2.625
   Exercised                                          -                -
   Expired                                        (141,500)     $2.750 - $7.125
                                                 ---------
  Outstanding as of July 31, 1995                1,992,003      $1.875 - $7.125
   Granted                                         600,000        $.50 - $.87
   Exercised                                         -                 -
   Expired                                           -                 -
                                                 ---------
  Outstanding as of July 31, 1996                2,592,003        $.50 - $7.125
   Granted                                           -                 -
   Exercised                                         -                 -
   Expired                                           -                 -
  Outstanding as of July 31, 1997                2,592,003        $.50 - $7.125
                                                 =========
  Exercisable                                    2,592,003
                                                 =========

Options outstanding as of July 31, 1991, for the purchase of 86 049 shares of the Company's common stock were exercised during April 1992 by the surrender of 28,502 shares of the Company's common stock.

Options outstanding as of July 31, 1992, for the purchase of 209,605 shares of the Company's common stock were exercised by and the subscription notes receivable were paid by the surrender of 95,649 shares of the Company's common stock.
                                      -29-

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS - CONTINUED
-----------------------------------

In connection with the initial public offering on June 23, 1992, the Company issued representative's options to purchase up to an aggregate of 225,000 shares of the Company's common stock and 225,000 warrants at an initial purchase price of $11.138 per share of the Company's common stock and $.165 per non-redeemable warrant. These options are exercisable from June 24, 1993 through September 3, 2003. The non-redeemable warrants issuable upon exercise of the representative's options are not subject to redemption by the Company. The options also contain provisions providing for adjustment of the exercise price upon occurrence of certain events, including the issuance of shares of common stock or other securities convertible into or exercisable for shares of common stock at a price per share less than the exercise price or the market price, recapitalization, reclassification, stock dividend, stock split, stock combination or similar transactions. The representative's options have not been included in the above table. (See Note 16 - Subsequent Events.)

NOTE 11 - WARRANTS
------------------

During the year ended July 31, 1992, the Company issued redeemable warrants to purchase 2,587,500 shares of common stock of the Company at a purchase price of $8.10 per share, exercisable from June 24, 1993 through June 23, 1997. During the year ended July 31, 1992, the Company issued warrants to purchase 45,049 shares of common stock of the Company at $3.93 per share and 34,727 shares at $5.50 per share expiring at various dates through December 1994. During the year ended July 31, 1994, warrants for the purchase of 18,550 shares of the Company's common stock at a purchase price of $3.93 were exercised and warrants for the purchase of 26,499 shares of the Company's common stock at a purchase price of $3.93 expired. During the year ended July 31, 1995, warrants for the purchase of 50,000 shares at an exercise price of $1.00 were issued, warrants for the purchase of 34,727 shares at an exercise price of $5.50 expired, and no warrants were exercised during the year. Warrants for the purchase of 2,637,500 shares of the Company's common stock remain outstanding as of July 31,1996 and 1997. (See
Note 16 - Subsequent Events.)

NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

During the three years ended July 31, 1996, the Company borrowed various amounts from a principal shareholder and former director of the Company and his family members, who are also shareholders. The shareholder was a director during the year ended July 31, 1996. As of July 31, 1997, the Company was indebted to this shareholder in the amount of $614,000 through a line-of-credit agreement bearing interest at 10%.

During the year ended July 31, 1996, the Company expensed $219,000 in consulting legal, and administrative fees owed to a principal shareholder. The Company was also indebted to this shareholder's law firm for $174,000 for legal fees in association with the reorganization.

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


NOTE 12 - RELATED PARTY TRANSACTIONS - CONTINUED
------------------------------------------------

During the year ended July 31, 1996, the Company borrowed approximately $16,000 from an officer of the Company. The amount was also paid back to the officer during the year.

During the year ended July 31, 1996, 200,000 shares of the Company's common stock were issued to two former directors in consideration for services rendered to the Company.

During the year ended July 31, 1997, no related party transactions occurred.

NOTE 13 - DOMESTIC AND EXPORT SALES
-----------------------------------

The following table summarizes the sales of the Company:

                                         1997            1996           1995
                                         ----            ----           ----

  North America                       $1,041,189      $1,200,322     $1,659,928
  Asia                                    56,739          24,822         32,432
  Pacific Rim                          1,783,241          58,854         38,226
  Europe                                 744,923          21,501        834,958
                                      ----------      ----------     ----------

     Total sales                      $3,626,092      $1,305,499     $2,565,544
                                      ==========      ==========     ==========


NOTE 14 - MAJOR CUSTOMERS
-------------------------

Substantially all sales were made to two customers during the year ended July 31, 1995, two customers during the year ended July 31, 1996 and four customers during the year ended July 31, 1997.

NOTE 15 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          1997           1996
                                                          ----           ----

  Deferred tax assets
   Accounts receivable                                $   16,000     $   16,000
   Inventory                                              -              96,000
   Accrued expenses and reserves                          12,683         14,000
   Net operating loss carryforward                     8,642,000      8,006,000
   Valuation allowance                                (6,670,683)    (8,132,000)
                                                      ----------     ----------

  Net deferred tax assets                             $2,000,000     $   -
                                                      ==========     ==========

As of July 31, 1997, the Company had net operating loss carryforwards of approximately $22,869,000 available to offset future taxable income which will expire in various years through 2011.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES - CONTINUED
----------------------------------

Realization of deferred tax assets associated with the net operating loss carryforwards and reversals of the temporary differences is dependent upon generating sufficient taxable income prior to expiration of the NOL carryforwards. Even though the Company has incurred tax losses for seven of the past nine fiscal years, management believes that it is more likely than not, it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carryforwards prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during the last two years Specifically, cost savings by bringing Research and Development in house and by better usage of just-in-time inventory control. The Company has assessed the trends regarding patterned carpet and with consideration of its current marketing strategies, anticipates a continued improvement in operating results. Management believes that a valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

The Company's plan of reorganization was confirmed by the United States Bankruptcy Court on August 18, 1997. As provided for in the plan of reorganization, the Company has received the $2,500,000 proceeds from the Regulation D offering. $500,000 of the proceeds will be applied to satisfy the Class 7 claims (as indicated in the plan of reorganization) and the remaining proceeds will be applied to provide operating capital for the continuation of the Company's business. Upon confirmation of the plan of reorganization, all outstanding stock options are cancelled; all redeemable warrants are modified to reduce the exercise price to $1.00 and the exercise period is extended to August 31, 2000. As provided by the Plan, all Class 8 claims (convenience class) have been paid in full.

NOTE 17 - ASSETS SUBJECT TO LIENS
---------------------------------

The Company has pledged two of its CYP machines as collateral on two customer deposits. These machines are currently included in work-in-process inventory. The machines pledged and the related deposit balances are as follows:

                                Collateral's Work-In
         Collateral              Process Book Value        Deposit Book Balance
         Description            as of July 31, 1997        as of July 31, 1997
         -----------            -------------------        -------------------

    4.4Meter CYP Machine               445,000                    200,000
    4.4 Meter CYP Machine              445,000                    200,000


The Company has pledged one of its notes receivable as collateral on a note payable. This pledge was subsequently assigned as collateral on an accrued expense. The note pledged and other related accrued expense balances are as follows:


        Collateral            Collateral's Book Value   Accrued Expense Balance
        Description            as of July 31, 1997        as of July 31, 1997
        -----------           -----------------------   -----------------------

      Note receivable                 300,000                    125,263

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                                   SCHEDULE I
                        VALUATION AND QUALIFYING ACCOUNTS


                                                     Additions
                                      Balance at    Charged to               Balance
                                      Beginning      Cost and                at End
                                       of Year       Expenses   Deductions   of Year
                                      ----------    ----------  ----------   --------
Allowance for Doubtful Accounts
-------------------------------

  Year ended July 31, 1997            $ 39,905      $   -        $   -       $ 39,905
                                      --------      ----------   --------    --------

Allowance for Obsolete Inventory
--------------------------------

  Year ended July 31, 1997            $978,656      $   -        $978,656    $   -
                                      --------      ----------   --------    --------

Allowance for Uncollectible Long-
---------------------------------
Term Receivables
----------------

  Year ended July 31, 1997            $500,000      $   -        $   -       $500,000
                                      --------      ----------   --------    --------


                            TAPISTRON INTERNATIONAL, INC.
                                (Debtor-in-Possession)

                         CONSOLIDATED PRO FORMA BALANCE SHEET
                                      (Unaudited)

                                     July 31, 1997

                                        ASSETS

                                                                Pro Forma
                                                 Historical    Adjustments          Pro Forma
                                               Balance Sheet   (See Note A)        Balance Sheet
                                               -------------   ------------        -------------
CURRENT ASSETS
  Cash and cash equivalents                   $    27,946      $ 2,500,000  (a)    $
                                                                  (500,000) (f)     2,027,946
  Receivables, net of allowance of $39,905        720,740                             720,740
  Notes receivable                                350,000                             350,000
  Inventory                                     1,231,002                           1,231,002
  Prepayments                                     102,453                             102,453
  Deferred income taxes                           100,000                             100,000
                                                ---------                           ---------

     Total current assets                       2,532,141                           4,532,141


PROPERTY AND EQUIPMENT, NET                       564,324                             564,324

OTHER ASSETS
  Long-term receivables, net of allowance
   of $500,000                                      -                                   -
  Patents and patent license                      263,068                             263,068
  Other                                             8,247                               8,247
  Deferred income taxes                         1,900,000                           1,900,000
                                                ---------                           ---------

     Total other assets                         2,171,315                           2,171,315
                                                ---------                           ---------















     TOTAL                                     $5,267,780                          $7,267,780
                                               ==========                          ==========








See Note to Consolidated Pro Forma Balance Sheet.

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                      CONSOLIDATED PRO FORMA BALANCE SHEET
                                   (Unaudited)

                                  July 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                Pro Forma
                                                 Historical    Adjustments          Pro Forma
                                               Balance Sheet   (See Note A)        Balance Sheet
                                               -------------   ------------        -------------
CURRENT LIABILITIES
  Current portion of long-term debt           $     4,315      $                   $     4,315
  Accounts payable                                178,068                              178,068
  Accrued expenses                                655,621       (225,000)(c)
                                                                (150,000)(d)           280,621
  Customer deposits                               936,026                              936,026
                                              -----------                           ----------
     Total current liabilities                  1,774,030                            1,399,030

LIABILITIES SUBJECT TO SETTLEMENT
  UNDER REORGANIZATION PROCEEDINGS              2,520,557       (613,894)(b)
                                                                (150,000)(e)
                                                                (500,000)(f)         1,256,663

LONG-TERM  DEBT                                      744                                   744

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value - 2,000,000
   shares authorized;  no shares issued and
   outstanding                                       -                                    -
  Common stock - $.0004 par value - 100,000,000
   shares  authorized;  10,581,813 issued; pro
   forma issued 34,841,108                         4,233           6,667 (a)
                                                                   1,637 (b)
                                                                     600 (c)
                                                                     400 (d)
                                                                     400 (e)            13,937
  Additional paid-in capital                   22,899,108      2,493,333 (a)
                                                                 612,257 (b)
                                                                 224,400 (c)
                                                                 149,600 (d)
                                                                 149,600 (e)        26,528,298
Accumulated deficit                           (21,918,100)                         (21,918,100)
Treasury stock -  55,518 shares outstanding,
  at cost                                     (    12,792)                         (    12,792)
                                              -----------                           ----------

     Total stockholders' equity                   972,449                            4,611,343
                                              -----------                           ----------

     TOTAL                                   $  5,267,780                         $  7,267,780
                                             ============                         ============

                          TAPISTRON INTERNATIONAL, INC.
                             (Debtor-in-Possession)

                  NOTE TO CONSOLIDATED PRO FORMA BALANCE SHEET
                                   (Unaudited)


NOTE A - Plan of Reorganization Adjustments
-------------------------------------------

The Company's plan of reorganization was confirmed by the United States Bankruptcy Court on August 18, 1997.

The plan of reorganization requires the Company to issue 24,259,295 shares of common stock which will dilute current equity interests.

The following adjustments when applied to the historical balance sheet of the Company will give the effect of the plan of reorganization.

(a) To record issuance of 16,666,667 shares of Tapistron's common stock at $.15 per share.

(b) To record settlement of class 6 claims, including discharge of $613,894 in return for the issuance of Tapistron's common stock at the rate of 1 share for every $.15 of allowed claim (4,092,628 sh.).

(c) To record settlement of allowed class 4 claims, including discharge of a $225,000 administrative claim in return for the issuance of 1,500,000 shares of Tapistron's common stock.

(d) To record settlement of allowed administrative claim of Ameristar Insurance Services, Inc., including discharge of $150,000 in return for the issuance of 1,000,000 shares of Tapistron's common stock.

(e) To record issuance of 1,000,000 shares of Tapistron's common stock in partial payment of allowed class 7 claims, at the rate of $.15 per share.

(f) To record initial cash payment of allowed class 7 claims, including prorata distribution of cash in the amount of $500,000.