Form 10-Q
period 1997-10-31
TAPISTRON INTERNATIONAL INC
filed 1997-12-10
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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

Yes   X     No
    -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

                 Class                      Outstanding at December 8, 1997
     -----------------------------          -------------------------------
     Common Stock $.0004 Par Value                     34,785,611

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets as of July 31, 1997 and October 31, 1997      1

       Condensed Consolidated Statements of Operations for the Three Months Ended
          October 31, 1996 and 1997                                                        2

       Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          October 31, 1996 and 1997                                                        3

       Notes to Condensed Consolidated Financial Statements                                4

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                                             5

PART II - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION                                                            5

SIGNATURE                                                                                  6




                         TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     Condensed from
                                                                   Audited Financial
                                                                       Statements      Unaudited
                                                                     July 31, 1997  October 31, 1997
                                                                     -------------  ----------------
CURRENT ASSETS
     Cash and Cash equivalents                                       $     27,946    $    543,858
     Receivables, net of allowances of $39,905 as of July 31, 1997
        and October 31, 1997                                              720,740         414,810
     Notes Receivable                                                     350,000         250,000
     Inventory                                                          1,231,002       1,783,788
     Prepayments                                                          102,453         122,593
     Deferred income taxes                                                100,000         100,000
                                                                     ------------    ------------
          Total current assets                                          2,532,141       3,215,049

PROPERTY AND EQUIPMENT, NET                                               564,324         531,858

OTHER ASSETS
     Long-term receivables, net of allowances of $500,000 as of
        July 31, 1997 and October 31, 1997                                   --              --
     Patents and patent license                                           263,068         280,446
     Deferred income taxes                                              1,900,000       1,900,000
     Other                                                                  8,247           7,722
                                                                     ------------    ------------
          Total other assets                                            2,171,315       2,188,168
                                                                     ------------    ------------
          TOTAL                                                      $  5,267,780    $  5,935,076
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                 $          0    $          0
     Current Portion of long-term debt                                      4,315           3,192
     Accounts payable                                                     178,068          71,393
     Accrued expenses                                                     655,621         535,680
     Customer deposits                                                    936,026         137,987
                                                                     ------------    ------------
          Total current liabilities                                     1,774,030         748,251

LIABILITIES SUBJECT TO SETTLEMENT UNDER
   REORGANIZATION PROCEEDINGS                                           2,520,557       1,915,041

LONG-TERM DEBT                                                                744             744

COMMITMENTS AND CONTINGENCIES                                                --              --

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value - 2,000,000 shares
        authorized; no shares issued and outstanding                         --              --
     Common stock - $.0004 par value - 100,000,000 shares
        authorized; 10,581,813 outstanding as of July 31, 1997
        and 27,248,479 outstanding as of October 31, 1997                   4,233          10,899
     Additional paid-in capital                                        22,899,108      25,392,441
     Accumulated deficit                                              (21,918,100)    (22,119,509)
     Treasury stock - 55,518 shares outstanding, at cost                  (12,792)        (12,792)
                                                                     ------------    ------------
          Total stockholders' equity                                      972,449       3,271,039

          TOTAL                                                      $  5,267,780    $  5,935,076
                                                                     ============    ============

The accompanying notes are an integral part of the financial statements.
                                       1

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Three months ended      Three months ended
                                  October 31,1996           October 31, 1997
                               ----------------------    ----------------------
SALES                               $1,561,874                 $1,249,830

COST OF SALES                        1,107,393                    833,544
                               ----------------------    ----------------------

          Gross profit                 454,481                    416,286

OPERATING EXPENSES
     Administrative expenses           340,913                    647,420
                               ----------------------    ----------------------
                                       340,913                    647,420
                               ----------------------    ----------------------

OPERATING INCOME (LOSS)                113,568                   (231,134)
                               ----------------------    ----------------------

   OTHER INCOME (EXPENSE)
     Interest expense                  (35,518)                         0
     Interest income                         2                     29,725
                               ----------------------    ----------------------
     Other income (expense)            (35,516)                    29,725
                               ----------------------    ----------------------



     NET INCOME (LOSS)                 $78,052                  ($201,409)



     EARNINGS PER SHARE

     Net income (loss)                    0.01                      (0.01)

     Weighted average number of
     shares outstanding             10,012,390                 22,137,394



















The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Three months ended October 31,
                                                                                          1996           1997
                                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $    78,052    ($  201,409)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                                                   50,070         36,781
          Changes in operating assets and liabilities:
               (Increase) decrease in receivables                                       (708,833)       405,930
               (Increase) decrease in prepayments                                         (4,401)       (20,140)
               (Increase) decrease in inventory                                          875,207       (552,786)
               Increase (Decrease) in accounts payable and accrued expenses              133,395       (227,739)
               Increase (Decrease) in customer deposits                                        0       (798,039)
               Increase (Decrease) in accounts payable and accrued expenses,
                    which are subject to settlement under a plan of reorganization             0       (605,516)
                                                                                     -----------    -----------
                    Net cash provided by (used in) operating activities                  423,490     (1,962,920)
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for other assets                                                                 0        (18,238)
     Capital expenditures                                                                 (2,033)        (2,930)
                                                                                     -----------    -----------
                    Net cash (used in) investing activities                               (2,033)       (21,168)
                                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                       99,970              0
     Proceeds from issuance of common stock                                                    0      2,500,000
     Principal payments of debt                                                             (987)             0
                                                                                     -----------    -----------
                    Net cash provided by financing activities                             98,983      2,500,000
                                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS:                                             520,440        515,912
     Cash and cash equivalents - beginning of period                                      17,149         27,946
                                                                                     -----------    -----------
     Cash and cash equivalents - end of period                                       $   537,589    $   543,858
                                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                          $       137    $         0
                                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Transfers from Fixed Assets to Inventory                                        $   163,270    $         0
                                                                                     ===========    ===========















The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of the management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of October 31, 1997 and the results of its operations for the three months ended October 31, 1996 and 1997, and cash flows for the three months ended October 31, 1996 and 1997. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE
---------------------------

Earnings per common share is computed based on the weighted average number of common shares and, when dilutive, common equivalent shares (stock options and warrants) outstanding during each of the periods.

NOTE 3 - INVENTORY
------------------

Inventory at October 31, 1997 consists of the following:

     Raw Material                                               $651,494
     Work in Process                                           1,132,293
                                                        -----------------

                                                              $1,783,788

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended October 31, 1996 and 1997
--------------------------------------------
Revenues for the three months ended October 31, 1997 ("1997 Three Months") were $1,249,830 as compared to $1,561,874 for the three months ended October 31, 1996 ("1996 Three Months"), a decrease of 20.0%. This decrease in sales is due to the cyclical nature of the business and the Company expects overall sales for the fiscal year to exceed the previous years sales.

Cost of sales as a percentage of sales decreased to 66.7% for the 1997 Three Months from 70.9% for the 1996 Three Months. This decrease is result of continuing efforts to reduce and contain costs in the manufacturing of CYP machines.

Operating expenses consist of administrative expenses. Administrative expenses increased to $647,420 in the 1997 Three Months from $340,913 in the 1996 Three Months, a 89.9% increase. This increase is a result of the Company expanding its manufacturing, and sales and marketing efforts, and to further develop the technologies of the CYP machine.

Interest expense decreased to $0 for the 1997 Three Months from $35,518 for the 1996 Three Months. Interest income increased to $29,725 for the 1997 Three Months from $2 for the 1996 Three Months as the Company invested the proceeds from its private placement.

LIQUIDITY AND CAPITAL RESOURCES
As of October 31, 1997, the Company had working capital of $2,466,798, an increase of $1,708,687. This increase is primarily a result of the $2,500,000 proceeds that the Company received from a private placement. As of October 31, 1997, the Company had total cash of $543,858, up from $27,946 at July 31, 1997. Cash used in operations was $1,962,920. The Company reduced its liabilities which are subject to the Plan of Reorganization by $605,516, in addition to administrative claims of $279,299.Cash used in investing activities was $21,168. Cash provided by financing activities was $2,500,000. Financing activities included proceeds of $2,500,000 from the issuance of the Company's common stock. Management believes the existing cash and anticipated cash generated from operations will be sufficient to satisfy the Company's future cash requirements.


PART II. OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) No reports on Form 8-K were filed by Registrant during the quarterly period ended October 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                       Tapistron International, Inc.
                                       -----------------------------
                                       (Registrant)



Date:           12-8-97                /s/ J. Darwin Poe
-----------------------                -----------------
                                       J. Darwin Poe
                                       (Signing on behalf of the registrant
                                       as President and Chief Executive Officer)