Form 10-Q
period 1998-01-31
TAPISTRON INTERNATIONAL INC
filed 1998-03-09
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 1998

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from ______________________ to _____________________

                         Commission file number 0-20309

                          TAPISTRON INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                               58-1684918
                --------                              ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                              6203 Alabama Highway
                                  P.O. Box 1067
                                Ringgold, Georgia
                    (Address of principal executive offices)

                                   30736-1067
                                   (Zip Code)

                                 (706) 965-9300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

              Class                           Outstanding at February 23, 1998
  -----------------------------               --------------------------------
  Common Stock $.0004 Par Value                        34,785,611



                         TAPISTRON INTERNATIONAL, INC.

                               TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of July 31, 1997 and January 31, 1998        3

    Condensed Consolidated Statements of Operations for the Three Months Ended
       January 31, 1997 and 1998 and for the Six Months Ended January 31, 1997
       and 1998                                                                           4

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
       January 31, 1997 and 1998                                                          5

    Notes to Condensed Consolidated Financial Statements                                  6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                                               7

PART II - OTHER INFORMATION

  ITEM 5 - OTHER INFORMATION                                                              7

SIGNATURE                                                                                 8



                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                         Condensed from
                                                                        Audited Financial
                                                                          Statements        Unaudited
                                                                        July 31, 1997     January 31, 1998
  CURRENT ASSETS                                                        ----------------- ----------------
       Cash and Cash equivalents                                              $27,946          $228,506
       Receivables, net of allowances of $39,905 as of July 31, 1997
          and January 31, 1998                                                720,740           840,638
       Notes Receivable                                                       350,000           100,000
       Inventory                                                            1,231,002         1,854,113
       Prepayments                                                            102,453           179,877
       Deferred income taxes                                                  100,000           100,000
                                                                        -------------        ----------
            Total current assets                                            2,532,141         3,303,134

  PROPERTY AND EQUIPMENT, NET                                                 564,324           506,830

  OTHER ASSETS
       Long-term receivables, net of allowances of $500,000 as of
          July 31, 1997 and January 31, 1998                                        -                 -
       Patents and patent license                                             263,068           278,821
       Deferred income taxes                                                1,900,000         1,900,000
       Other                                                                    8,247             7,198
                                                                        -------------        ----------
            Total other assets                                              2,171,315         2,186,019
                                                                        -------------        ----------
            TOTAL                                                          $5,267,780        $5,995,983


                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
       Short-term debt                                                             $0          $116,070
       Current Portion of long-term debt                                        4,315             2,817
       Accounts payable                                                       178,068           106,128
       Accrued expenses                                                       655,621           145,190
       Customer deposits                                                      936,026           102,434
                                                                        -------------        ----------
            Total current liabilities                                       1,774,030           472,639

  LIABILITIES SUBJECT TO SETTLEMENT UNDER
     REORGANIZATION PROCEEDINGS                                             2,520,557           500,000

  LONG-TERM DEBT                                                                  744               744

  COMMITMENTS AND CONTINGENCIES                                                     -                 -

  STOCKHOLDERS' EQUITY
       Preferred stock - $.001 par value - 2,000,000 shares
          authorized; no shares issued and outstanding                              -                 -
       Common stock - $.0004 par value - 100,000,000 shares
          authorized; 10,581,813 outstanding as of July 31, 1997
          and 34,841,129 outstanding as of January 31, 1998                     4,233            13,936
       Additional paid-in capital                                          22,899,108        26,989,634
       Accumulated deficit                                                (21,918,100)      (21,968,179)
       Treasury stock - 55,518 shares outstanding, at cost                    (12,792)          (12,792)
                                                                        -------------       -----------
            Total stockholders' equity                                        972,449         5,022,599

            TOTAL                                                          $5,267,780        $5,995,983

  The accompanying notes are an integral part of the financial statements.


                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three months ended January 31,     Six months ended January 31,
                                        -----------------------------      ----------------------------
                                          1997             1998              1997              1998
                                          ----             ----              ----              ----
  SALES                                 $1,239,068       $1,497,092        $2,800,942        $2,746,921

  COST OF SALES                            887,817          836,623         1,995,210         1,670,167
                                        ----------     ------------         ---------       -----------

            Gross profit                   351,252          660,468           805,733         1,076,754

  OPERATING EXPENSES
       General & Administrative expenses   320,175          491,764           661,088         1,139,183
                                        ----------     ------------         ---------       -----------
                                           320,175          491,764           661,088         1,139,183
                                        ----------     ------------         ---------       -----------

  OPERATING INCOME (LOSS)                   31,077          168,705           144,645           (62,429)
                                        ----------     ------------         ---------       -----------

  OTHER INCOME (EXPENSE)
       Interest expense                    (19,319)         (20,279)          (54,837)          (20,279)
       Interest income                           0            2,905                 2            32,629
                                        ----------     ------------         ---------       -----------
       Other income (expense)              (19,319)         (17,374)          (54,836)           12,351
                                        ----------     ------------         ---------       -----------

  NET INCOME (LOSS)                         11,758          151,331            89,809           (50,078)


  EARNINGS PER SHARE

       Net income (loss)                     0.001            0.005             0.009            (0.002)

       Weighted average number of
       shares outstanding               10,526,295       32,804,920        10,526,295        27,462,709



  The accompanying notes are an integral part of the financial statements.


                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                    Six months ended January 31,
                                                                                    ----------------------------
                                                                                       1997              1998
                                                                                       ----              ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                             $89,809          ($50,078)
       Adjustments to reconcile net income
       (loss) to net cash used by operating activities:
            Depreciation and amortization                                             90,462            80,029
            Changes in operating assets and liabilities:
                 (Increase) decrease in receivables                                 (291,564)          130,102
                 (Increase) decrease in prepayments                                   (5,396)          (77,424)
                 (Increase) decrease in inventory                                  1,286,590          (623,111)
                 Increase (Decrease) in customer deposits                           (150,000)         (833,592)
                 Increase (Decrease) in accounts payable and accrued expenses       (123,885)         (207,371)
                 Increase (Decrease) in accounts payable and accrued expenses,
                   which are subject to settlement under a plan of reorganization      5,415          (795,328)
                                                                                ------------    --------------
                      Net cash provided by (used by) operating activities            901,431        (2,376,773)

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments for other assets                                                           0           (23,673)
       Capital expenditures                                                           (2,033)          (13,565)
                                                                                ------------    --------------
                      Net cash (used by) investing activities                         (2,033)          (37,239)

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of debt                                                599,970           400,000
       Proceeds from issuance of common stock                                              0         2,500,000
       Principal payments of debt                                                   (352,111)         (285,428)
                                                                                ------------    --------------
                      Net cash provided by financing activities                      247,859         2,614,572

  NET INCREASE (DECREASE) IN CASH EQUIVALENTS:                                     1,147,257           200,560
       Cash and cash equivalents - beginning of period                                17,149            27,946
                                                                                ------------    --------------
       Cash and cash equivalents - end of period                                  $1,164,406          $228,506
                                                                                ============    ==============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                        $19,569           $17,597
                                                                                ============    ==============
  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
       FINANCING ACTIVITIES:
       Transfers from fixed assets to inventory                                     $163,270                $0
       Issuance of stock in lieu of professional fees                                     $0          $375,000
       Issuance of stock for reorganization debt                                          $0        $1,225,230
                                                                                ============    ==============



  The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1998

                                   (Unaudited)


  NOTE 1 - BASIS OF PRESENTATION

  In the opinion of the management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of January 31, 1998 and the results of its operations for the three and six months ended January 31, 1997 and 1998, and cash flows for the six months ended January 31, 1997 and 1998. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. The results of operations for the three and six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

  NOTE 2 - EARNINGS PER SHARE

  Earnings per common share is computed based on the weighted average number of common shares and, when dilutive, common equivalent shares (stock options and warrants) outstanding during each of the periods.

  NOTE 3 - INVENTORY

  Inventory at January 31, 1998 consists of the following:

       Raw Material                                $808,600
       Work in Process                            1,045,513
                                                -----------
                                                 $1,854,113

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Three Months Ended January 31, 1997 and 1998
  Quarterly sales in the three months ended January 31, 1998 of $1,497,092 exceeded the three months ended January 31, 1997 of $1,239,068 by 21%. The increase in revenues is a result of machines being sold at lower margins in the three months ended January 31, 1997 due to the need to generate cash to support operations and technical support of the CYP Machines during the reorganization proceedings. Renewed confidence in the Company has allowed gross margins to return to normal levels.

  Cost of Sales as a percentage of sales decreased from 72% in the three months ended January 31, 1997 to 56% in the three months ended January 31, 1998. The improved gross margin in the current quarter resulted from machines selling at a higher margin.

  Operating expenses increased to $491,764 in the three months ended January 31, 1998, an increase of 54%. This increase was primarily due to an increase in professional fees of $78,965, which related to the reorganization proceedings.

  Six Months Ended January 31, 1997 and 1998
  Year to date sales for the six months ended January 31, 1998 were $2,746,921 compared to $2,800,942 for the six months ended January 31, 1997, a decrease of 2%.

  Cost of Sales as a percentage of sales decreased from 71% for the six months ended January 31, 1997 to 61% for the six months ended January 31, 1998. The improved gross margin resulted from cost control measures in production, particularly in the areas of assembly and purchasing.

  Operating expenses were $1,139,183 for the six months ended January 31, 1998 as compared to $661,088 for the six months ended January 31, 1997. The increase was primarily due to an increase in professional fees of $175,395, which related to the reorganization proceedings. Additionally, an increase of $298,879 was attributed to higher personnel costs and an increase in costs to support worldwide marketing efforts. The Company expects to continue its emphasis on marketing and sales activities in the future to support sales and marketing of its CYP technology both domestic and worldwide.


  Liquidity and Capital Resources
  As of January 31, 1998 the Company had working capital of $2,830,495, and had total cash of $228,506. The Company's overall cash needs were provided primarily from a $2,500,000 private placement that consummated in August of 1997. Cash used in operations totaled $2,376,773, of which $795,328 was used to reduce liabilities subject to the Plan of Reorganization and $623,111 was used for inventory. Management believes its current cash needs will be adequately provided from anticipated cash generated from operations and short-term borrowings.

  Long-term cash requirements, other than normal operating expenses, are anticipated for development and enhancement of CYP technology, financing anticipated growth and possible acquisitions of certain businesses complementary to the Company's business.


  PART II. OTHER INFORMATION

  No reports on Form 8-K were filed by Registrant during the quarterly period ended January 31, 1998.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                      Tapistron International, Inc.
                                      -------------------------------
                                      (Registrant)



  Date:    3/6/98                     /s/ J. Darwin Poe
                                      -----------------------------------------
                                      J. Darwin Poe
                                      (Signing on behalf of the registrant
                                      as President and Chief Executive Officer)