Form 10-Q/A
period 1998-01-31
TAPISTRON INTERNATIONAL INC
filed 1998-04-27
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                  Form 10-Q/A-1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the transition period from ______________________ to ____________________

                         Commission file number 0-20309

                          TAPISTRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                                               58-1684918
           -------                                                               ----------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

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
[X] Yes                                       [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

               Class                               Outstanding at April 24, 1998
   -----------------------------                   -----------------------------
   Common Stock $.0004 Par Value                            34,785,611

                         TAPISTRON INTERNATIONAL, INC.

                               TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of July 31, 1997 and January 31, 1998               3

     Condensed Consolidated Statements of Operations for the Three Months Ended
        January 31, 1997 and 1998 and for the Six Months Ended January 31, 1997 and 1998          4

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended
        January 31, 1997 and 1998                                                                 5

     Notes to Condensed Consolidated Financial Statements                                         6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS                                                                      8

PART II - OTHER INFORMATION

   ITEM 5 - OTHER INFORMATION                                                                     8

SIGNATURE                                                                                         9




                                       2

                                         TAPISTRON INTERNATIONAL, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                Condensed from
                                                                              Audited Financial
                                                                                  Statements           Unaudited
                                                                               July 31, 1997      January 31, 1998
                                                                              -----------------   ----------------
   CURRENT ASSETS
        Cash and Cash equivalents                                                    $27,946            $228,506
        Receivables, net of allowances of $39,905 as of July 31, 1997
           and January 31, 1998                                                      720,740             840,638
        Notes Receivable                                                             350,000             100,000
        Inventory                                                                  1,231,002           1,854,113
        Prepayments                                                                  102,453             179,877
        Deferred income taxes                                                        100,000             100,000
                                                                              --------------       -------------
             Total current assets                                                  2,532,141           3,303,134

   PROPERTY AND EQUIPMENT, NET                                                       564,324             506,830

   OTHER ASSETS
        Long-term receivables, net of allowances of $500,000 as of
           July 31, 1997 and January 31, 1998                                              -                   -
        Patents and patent license                                                   263,068             278,821
        Deferred income taxes                                                      1,900,000           1,900,000
        Other                                                                          8,247               7,198
                                                                              --------------       -------------
             Total other assets                                                    2,171,315           2,186,019
                                                                              --------------       -------------
             TOTAL                                                                $5,267,780          $5,995,983


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
        Short-term debt                                                                   $0            $116,070
        Current Portion of long-term debt                                              4,315               2,817
        Accounts payable                                                             178,068             106,128
        Accrued expenses                                                             655,621             145,190
        Customer deposits                                                            936,026             102,434
                                                                              --------------       -------------
             Total current liabilities                                             1,774,030             472,639

   LIABILITIES SUBJECT TO SETTLEMENT UNDER
      REORGANIZATION PROCEEDINGS                                                   2,520,557             500,000

   LONG-TERM DEBT                                                                        744                 744

   COMMITMENTS AND CONTINGENCIES                                                           0             415,248

   STOCKHOLDERS' EQUITY
        Preferred stock - $.001 par value - 2,000,000 shares
           authorized; no shares issued and outstanding                                    -                   -
        Common stock - $.0004 par value - 100,000,000 shares
           authorized; 10,581,813 outstanding as of July 31, 1997
           and 34,841,129 outstanding as of January 31, 1998                           4,233              13,936
        Additional paid-in capital                                                22,899,108          26,574,386
        Accumulated deficit                                                      (21,918,100)        (21,968,179)
        Treasury stock - 55,518 shares outstanding, at cost                          (12,792)            (12,792)
                                                                              --------------       -------------
             Total stockholders' equity                                              972,449           4,607,351

             TOTAL                                                                $5,267,780          $5,995,983

   The accompanying notes are an integral part of the financial statements.


                                                             TAPISTRON INTERNATIONAL, INC.
                                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            (Unaudited)

                                           Three months ended January 31,           Six months ended January 31,
                                           -----------------------------            ---------------------------
                                             1997                 1998             1997                   1998
                                             ----                 ----             ----                   ----
   SALES                                   $1,239,068         $1,497,092          $2,800,942          $2,746,921

   COST OF SALES                              887,817            836,623           1,995,210           1,670,167
                                       --------------      -------------       -------------        ------------

             Gross profit                     351,252            660,468             805,733           1,076,754

   OPERATING EXPENSES
        General & Administrative
          expenses                            320,175            491,764             661,088           1,139,183
                                       --------------      -------------       -------------        ------------
                                              320,175            491,764             661,088           1,139,183
                                       --------------      -------------       -------------        ------------

   OPERATING INCOME (LOSS)                     31,077            168,705             144,645             (62,429)
                                       --------------      -------------       -------------        ------------

   OTHER INCOME (EXPENSE)
        Interest expense                      (19,319)           (20,279)            (54,837)            (20,279)
        Interest income                             0              2,905                   2              32,629
                                       --------------      -------------       -------------        ------------
        Other income (expense)                (19,319)           (17,374)            (54,836)             12,351
                                       --------------      -------------       -------------        ------------

   NET INCOME (LOSS)                           11,758            151,331              89,809             (50,078)


   EARNINGS PER SHARE

        Net income (loss)                       0.001              0.005               0.009              (0.002)

        Weighted average number of
        shares outstanding                 10,526,295         32,804,920          10,526,295          27,462,709



   The accompanying notes are an integral part of the financial statements.


                                                                  TAPISTRON INTERNATIONAL, INC.
                                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         (Unaudited)

                                                                                             Six months ended January 31,
                                                                                              1997                   1998
                                                                                              ----                   ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                       $89,809            ($50,078)
        Adjustments to reconcile net income (loss) to net cash used by operating activities:
             Depreciation and amortization                                                       90,462              80,029
             Changes in operating assets and liabilities:
                  (Increase) decrease in receivables                                           (291,564)            130,102
                  (Increase) decrease in prepayments                                             (5,396)            (77,424)
                  (Increase) decrease in inventory                                            1,286,590            (623,111)
                  Increase (Decrease) in customer deposits                                     (150,000)           (833,592)
                  Increase (Decrease) in accounts payable and accrued expenses                 (123,885)           (207,371)
                  Increase (Decrease) in accounts payable and accrued expenses,
                      which are subject to settlement under a plan of reorganization              5,415            (795,328)
                                                                                           ------------         -----------
                       Net cash provided by (used by) operating activities                      901,431          (2,376,773)
                                                                                           ------------         -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments for other assets                                                                     0             (23,673)
        Capital expenditures                                                                     (2,033)            (13,565)
                                                                                           ------------         -----------
                       Net cash (used by) investing activities                                   (2,033)            (37,239)
                                                                                           ------------         -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of debt                                                          599,970             400,000
        Proceeds from issuance of common stock                                                        0           2,500,000
        Principal payments of debt                                                             (352,111)           (285,428)
                                                                                           ------------         -----------
                       Net cash provided by financing activities                                247,859           2,614,572
                                                                                           ------------         -----------

   NET INCREASE (DECREASE) IN CASH EQUIVALENTS:                                               1,147,257             200,560
        Cash and cash equivalents - beginning of period                                          17,149              27,946
                                                                                           ------------         -----------
        Cash and cash equivalents - end of period                                            $1,164,406            $228,506
                                                                                           ============         ===========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                                                  $19,569             $17,597
                                                                                           ============         ===========
   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
        FINANCING ACTIVITIES:
        Transfers from fixed assets to inventory                                               $163,270                  $0
        Issuance of stock in lieu of professional fees                                               $0            $375,000
        Issuance of stock for reorganization debt                                                    $0          $1,225,230
                                                                                           ============         ===========



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

   NOTE 3 - INVENTORY
   ------------------

   Inventory at January 31, 1998 consists of the following:

        Raw Material                                                 $808,600
        Work in Process                                             1,045,513
                                                                 ------------
                                                                   $1,854,113

   NOTE 4 - REORGANIZATION
   -----------------------

   The Company filed a Voluntary Petition for Chapter 11 Bankruptcy on June 21, 1996. The original Plan of Reorganization of Tapistron International, Inc. was filed with the Court on November 21, 1996 (the "Plan"). An Amended and Restated Plan of Reorganization of Tapistron International, Inc. was filed with the Bankruptcy Court on March 14, 1997 (the "Amended Plan") and confirmed on August 18, 1997. Under the Amended Plan of Reorganization, all creditors will be paid in full (unless the creditor elected to accept a discounted amount or the creditor and the Company agreed to different terms), with interest from stock and cash payments.

   As of July 31, 1997, liabilities subject to settlement under the bankruptcy proceeding totaled $2,520,557. As provided for in the Amended Plan, each unsecured creditor shall receive its pro rata share (based on the amount of its allowed claim compared to the total of unsecured claims) of (i) cash in the amount of $500,000 plus (ii) its pro rata share of a second aggregate payment of $500,000 together with interest, payable at $50,000 per new machine sale by the Company. The balance of the unsecured claims, shall be paid as follows. Each unsecured creditor could elect one of two options with respect to the payment of the balance of its claim. Option 1: the sum of 15% of the balance of its claim. Option 2: the creditors pro rata share of 1,000,000 shares of common stock issued by the Company. At any time on or prior to September 30, 2000 (the "Final Settlement Date"), each unsecured creditor shall, at the sole and exclusive option of the Company, receive an additional cash payment or additonal shares of common stock based on the average of the closing prices of the Company's common stock for the period that is not less than five (5) nor more than thirty-five (35) trading days prior to the Final Settlement Date such that the total amount received by the unsecured creditors pursuant to this Option 2, either in additional stock or cash, equals its pro rata share of the difference between the total amount of unsecured claims less all principal amounts to be paid pursuant to the first $500,000 and the second aggregate amount of $500,000. If between the August 29, 1997 (the "Effective Date") and the September 30, 2000 the average of the closing prices of the Company's common stock for any five (5) consecutive trading day period multiplied by 1,000,000 exceeds the balance of unsecured claims multiplied by factor for time value or if any unsecured creditor shall sell, pledge, or trade the stock, directly or indirectly, issued to it, then such creditors shall no longer be entitled to any further distribution on the Final Settlement Date.

   As of January 31, 1998, the Company has liabilities subject to settlement under bankruptcy proceedings of $915,248, $500,000 of which is related to the second aggregate amount of $500,000 and $415,248 of which is the difference between the closing market price on January 31, 1998 and the debt to which the stock must cover.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

   Three Months Ended January 31, 1997 and 1998
   --------------------------------------------
   Quarterly sales in the three months ended January 31, 1998 of $1,497,092 exceeded the three months ended January 31, 1997 of $1,239,068 by 21%. The increase in revenues is a result of machines being sold at lower margins in the three months ended January 31, 1997 due to the need to generate cash to support operations and technical support of the CYP Machines during the reorganization proceedings. Renewed confidence in the Company has allowed gross margins to return to normal levels.

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

   Six Months Ended January 31, 1997 and 1998
   ------------------------------------------
   Year to date sales for the six months ended January 31, 1998 were $2,746,921 compared to $2,800,942 for the six months ended January 31, 1997, a decrease of 2%.

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

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                     Tapistron International, Inc.
                                     ------------------------------
                                     (Registrant)



   Date:    4/27/98                  /s/ J. Darwin Poe
                                     -----------------------------------------
                                     J. Darwin Poe
                                     (Signing on behalf of the registrant
                                     as President and Chief Executive Officer)