Form 10-Q
period 1998-04-30
TAPISTRON INTERNATIONAL INC
filed 1998-06-11
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the transition period from ______________________ to ____________________

                         Commission file number 0-20309

                          TAPISTRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                 58-1684918
             -------                                 -----------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization                    Identification No.)

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
 [X] Yes                                       [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

               Class                               Outstanding at June 10, 1998
   -----------------------------                   ----------------------------
   Common Stock $.0004 Par Value                            34,785,611

                         TAPISTRON INTERNATIONAL, INC.

                               TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of July 31, 1997 and April 30, 1998                 3

     Condensed Consolidated Statements of Operations for the Three Months Ended
        April 30, 1997 and 1998 and for the Nine Months Ended April 30, 1997 and 1998             4

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
        April 30, 1997 and 1998                                                                   5

     Notes to Condensed Consolidated Financial Statements                                         6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS                                                                      10

PART II - OTHER INFORMATION

   ITEM 5 - OTHER INFORMATION                                                                     12

SIGNATURE                                                                                         12



                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              Condensed from
                                                                              Audited Financial
                                                                                Statements           Unaudited
                                                                               July 31, 1997      April 30, 1998
                                                                              -----------------   --------------
   CURRENT ASSETS
        Cash and Cash equivalents                                                    $27,946            $484,757
        Receivables, net of allowances of $39,905 as of July 31, 1997
           and April 30, 1998                                                        720,740             374,219
        Notes Receivable                                                             350,000              66,667
        Inventory                                                                  1,231,002           1,670,301
        Prepayments                                                                  102,453             135,604
        Deferred income taxes                                                        100,000             100,000
                                                                                ------------         -----------
             Total current assets                                                  2,532,141           2,831,548

   PROPERTY AND EQUIPMENT, NET                                                       564,324             521,226

   OTHER ASSETS
        Long-term receivables, net of allowances of $500,000 as of
           July 31, 1997 and April 30, 1998                                                -                   -
        Patents and patent license                                                   263,068             272,026
        Deferred income taxes                                                      1,900,000           1,900,000
        Other                                                                          8,247               6,673
                                                                                ------------         -----------
             Total other assets                                                    2,171,315           2,178,699
                                                                                ------------         -----------
             TOTAL                                                                $5,267,780          $5,531,474


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
        Short-term debt                                                                   $0                  $0
        Current Portion of long-term debt                                              4,315               1,693
        Accounts payable                                                             178,068             107,036
        Accrued expenses                                                             655,621             165,293
        Customer deposits                                                            936,026             100,000
                                                                                ------------         -----------
             Total current liabilities                                             1,774,030             374,023

   LIABILITIES SUBJECT TO SETTLEMENT UNDER
      REORGANIZATION PROCEEDINGS                                                   2,520,557             350,000

   LONG-TERM DEBT                                                                        744                 744

   COMMITMENTS AND CONTINGENCIES                                                           0             447,918

   STOCKHOLDERS' EQUITY
        Preferred stock - $.001 par value - 2,000,000 shares
           authorized; no shares issued and outstanding                                    -                   -
        Common stock - $.0004 par value - 100,000,000 shares
           authorized; 10,581,813 outstanding as of July 31, 1997
           and 34,841,129 outstanding as of April 30, 1998                             4,233              13,936
        Additional paid-in capital                                                22,899,108          26,541,716
        Accumulated deficit                                                      (21,918,100)        (22,184,071)
        Treasury stock - 55,518 shares outstanding, at cost                          (12,792)            (12,792)
                                                                                ------------         -----------
             Total stockholders' equity                                              972,449           4,358,789

             TOTAL                                                                $5,267,780          $5,531,474

   The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          Three months ended April 30,             Nine months ended April 30,
                                          ---------------------------              --------------------------
                                            1997               1998                1997                  1998
                                            ----               ----                ----                  ----
   SALES                                      $59,745           $954,692          $2,860,687          $3,701,614

   COST OF SALES                               37,256            576,976           2,032,465           2,247,143
                                          -----------        -----------        ------------         -----------

             Gross profit                      22,489            377,716             828,221           1,454,470

   OPERATING EXPENSES
        General & Administrative expenses     612,121            594,452           1,273,209           1,745,432
                                          -----------        -----------        ------------         -----------
                                              612,121            594,452           1,273,209           1,745,432
                                          -----------        -----------        ------------         -----------

   OPERATING LOSS                            (589,632)          (216,736)           (444,987)           (290,961)
                                          -----------        -----------        ------------         -----------

   OTHER INCOME (EXPENSE)
        Interest expense                            0             (2,175)            (54,837)            (10,657)
        Interest income                             0              3,018                   2              35,648
                                          -----------        -----------        ------------         -----------
        Other income (expense)                      0                843             (54,836)             24,990
                                          -----------        -----------        ------------         -----------

   NET LOSS                                  (589,632)          (215,892)           (499,823)           (265,971)


   EARNINGS PER SHARE

        Net loss                               (0.056)            (0.006)             (0.047)             (0.009)

        Weighted average number of
        shares outstanding                 10,526,295         34,785,611          10,526,295          28,906,466

   The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          Nine months ended April 30,
                                                                                          --------------------------
                                                                                           1997                1998
                                                                                           ----                ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                        ($499,823)          ($265,971)
        Adjustments to reconcile net loss to net cash used by operating activities:
             Depreciation and amortization                                                130,706             143,490
             Changes in operating assets and liabilities:
                  (Increase) decrease in receivables                                      138,584             629,854
                  (Increase) decrease in prepayments                                       (9,766)            (33,151)
                  (Increase) decrease in inventory                                        914,012            (504,923)
                  Increase (Decrease) in customer deposits                                      0            (836,026)
                  Increase (Decrease) in accounts payable and accrued expenses            114,619            (186,360)
                  Increase (Decrease) in accounts payable and accrued expenses,
                      which are subject to settlement under a plan of reorganization            0            (945,328)
                                                                                      -----------         -----------
                       Net cash provided by (used by) operating activities                788,332          (1,998,414)

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments for other assets                                                          (5,000)            (23,939)
        Capital expenditures                                                              (17,440)            (18,214)
                                                                                      -----------         -----------
                       Net cash (used by) investing activities                            (22,440)            (42,153)

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of debt                                                    599,970             400,000
        Proceeds from issuance of common stock                                                  0           2,500,000
        Principal payments of debt                                                     (1,007,167)           (402,622)
                                                                                      -----------         -----------
                       Net cash provided by (used by) financing activities               (407,197)          2,497,378

   NET INCREASE (DECREASE) IN CASH EQUIVALENTS:                                           358,694             456,811
        Cash and cash equivalents - beginning of period                                    17,149              27,946
                                                                                      -----------         -----------
        Cash and cash equivalents - end of period                                        $375,843            $484,757
                                                                                      ===========         ===========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                                            $19,569             $19,772
                                                                                      ===========         ===========
   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
        FINANCING ACTIVITIES:
        Transfers from fixed assets to inventory                                         $163,270                  $0
        Issuance of stock in lieu of professional fees                                         $0            $375,000
        Issuance of stock for reorganization debt                                              $0          $1,225,230
                                                                                      ===========         ===========

   The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1998

                                   (Unaudited)


   NOTE 1 - BASIS OF PRESENTATION
   ------------------------------

   In the opinion of the management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of April 30, 1998 and the results of its operations for the three and nine months ended April 30, 1997 and 1998, and cash flows for the nine months ended April 30, 1997 and 1998. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997. The results of operations for the three and nine months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

   NOTE 2 - EARNINGS PER SHARE
   ---------------------------

   Earnings per common share is computed based on the weighted average number of common shares outstanding during each period presented and, when dilutive, common equivalent shares (stock options and warrants) outstanding during each of the periods.

   NOTE 3 - INVENTORY
   ------------------

   Inventory at April 30, 1998 consists of the following:
        Raw Material                                                                $531,978
        Work in Process                                                            1,138,323
                                                                                ------------
                                                                                  $1,670,301
   NOTE 4 - FRESH START ACCOUNTING
   -------------------------------

   The Company does not meet the requirements for fresh start reporting based on the test found in paragraph 36 of SOP 90-7. As shown in the computations below, the holders of the existing voting shares immediately before confirmation received 50.08% of the voting shares of the emerging entity.

   Existing voting shares immediately before confirmation                         10,581,813

   Voting shares issued per plan of reorganization to shareholders owning
   existing voting shares immediately before confirmation                          6,837,295
                                                                                ------------
   Voting shares in the emerging entity held by holders of existing voting
   shares immediately before confirmation                                         17,419,108

   Total existing voting shares of the emerging entity                            34,785,611

   The holders of existing voting shares immediately before confirmation receive
   50.08% of the voting shares of the emerging entity.

   NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS
   ---------------------------------------------------------------------------

   The Company filed a Voluntary Petition for Chapter 11 Bankruptcy on June 21, 1996. The original Plan of Reorganization of Tapistron International, Inc. was filed with the Court on November 21, 1996 (the "Plan"). An Amended and Restated Plan of Reorganization of Tapistron International, Inc. was filed with the Bankruptcy Court on March 14, 1997 (the "Amended Plan") and confirmed on August 18, 1997. After confirmation, the Company proceeded with an issuance of common stock at the rate of $0.15 per share for a total of 16,666,666 shares.

   Under the Amended Plan of Reorganization, all creditors will be paid in full (unless the creditor elected to accept a discounted amount or the creditor and the Company agreed to different terms), with interest from stock and cash payments.

   In accordance with the Amended Plan, the treatment for each class of creditors is as follows:

   Class 1: In accordance with the Company's Amended Plan, the allowed Class 1 Administrative Claims have been paid in full.

   Class 2: The allowed Class 2 Claim of Metrahealth, Administrator for the Travelers, Employee Benefits Plan has been paid in full. (A)

   Class 3:  There were no Class 3 Claims.

   Class 4: The allowed Administrative Claim of Avonwood Capital Corporation as Company's investment banker for post-petition payments due for professional services to the Company is being satisfied in accordance with the terms of its employment as approved by the Court on November 12, 1996 and subsequently modified by the parties on August 11, 1997 over twenty (20) months by monthly retainer payments of $10,000 per month for nineteen (19) months and a final payment of $2,000 on the twentieth month, and issuance of 1,500,000 shares of the common stock of the Company, issued on November 12, 1997, pursuant to
   Section 5.5 of the Amended Plan and Section 1145 of the Bankruptcy Code.

   Class 5: The allowed Secured Claim of the holders of the Demoss Loan Documents, the Culbreath Loan Documents and the Parker Loan Documents, which were secured by liens upon the Company's personal property were paid from the liquidation of their collateral pre-confirmation. (B)

   Class 6: The allowed claim of the holders of the Landav Loan Documents were satisfied in exchange for the issuance and delivery of 4,092,629 shares of common stock on November 24, 1997. (C)

   Class 7: As provided for in the Amended Plan, each unsecured creditor shall receive its pro rata share (based on the amount of its allowed claim compared to the total of unsecured claims) of (i) cash in the amount of $500,000 plus
   (ii) its pro rata share of a second aggregate payment of $500,000 together with interest, payable at $50,000 per new machine sale by the Company. The balance of the unsecured claims, shall be paid as follows. Each unsecured creditor could elect one of two options with respect to the payment of the balance of its claim. Option 1: the sum of 15% of the balance of its claim. Option 2: the creditors pro rata share of 1,000,021 shares of common stock issued by the Company. At any time on or prior to September 30, 2000 (the "Final Settlement Date"), each unsecured creditor shall, at the sole and exclusive option of the Company, receive an additional cash payment or additonal shares of common stock based on the average of the closing prices of the Company's common stock for the period that is not less than five (5) nor more than thirty-five (35) trading days prior to the Final Settlement Date such that the total amount received by the unsecured creditors pursuant to this Option 2, either in additional stock or cash, equals its pro rata share of the difference between the total amount of unsecured claims less all principal amounts to be paid pursuant to the first $500,000 and the second aggregate amount of $500,000. If between the August 29, 1997 (the "Effective Date") and the September 30, 2000 the average of the closing prices of the Company's common stock for any five (5) consecutive trading day period multiplied by 1,000,021 exceeds the balance of unsecured claims multiplied by factor for time value or if any unsecured creditor shall sell, pledge, or trade the stock, directly or indirectly, issued to it, then such creditors shall no longer be entitled to any further distribution on the Final Settlement Date.
   On September 12, 1997, each holder of an allowed Class 7 unsecured claim received their prorata share of the first $500,000 payment in cash and on November 28, 1997, the creditors that elected Option 1 received their 15% payment. In addition, the creditors that elected Option 2 received their prorata share of the 1,000,000 shares of common stock issued on November 25, 1997. As of April 30, 1998, the Company had made $150,000 toward the second $500,000 cash payment payable at $50,000 per new machine sale. (D,E,F)

   Class 8: Each holder of an allowed Class 8 convenience claim, or those claimants electing Class 8 treatment received their payment in cash equal to the lesser of $1,200 or the allowed amount of such allowed convenience claim on September 19, 1997. (G)

   Class 9: The holders of the Class 9 claims had their equity interest in the Company diluted by the common stock of the Company issued to implement the Amended Plan and any existing preemptive rights to acquire, and other rights to limit issuance of, the Company's common stock have been cancelled.

   Class 10: The holders of the outstanding Redeemable Warrants to acquire common stock of the Company had their rights to acquire equity interests modified.

   Class 11: The holders of outstanding options to acquire common stock of the Company have had their stock options cancelled and rejected and shall hold no claim.

   Class 12: The holders of outstanding, non-redeemable, non-public warrants to acquire common stock of the Company retain the rights as set forth under the various representative warrant agreements or other agreements with respect to non-public, non-redeemable warrants.

   Class 13: The claim of Associates Commericial Corporation, Inc. shall be as set forth in the "Consent Order Allowing Use of Cash Collateral And Providing for Adequate Protection" entered by the Court on November 12, 1996.

   In addition, the Company was authorized from the Court to incur secured debt on January 14, 1997 from Ameristar Capital Corporation. For services rendered, Ameristar Capital Corporation received a security interest and lien on one CYP Machine No. 414 to secure repayment of the loan and to pay a placement fee of $25,000 to Avonwood Capital Corporation from the proceeds of the loan and to issue 1,000,000 shares of the Company's common stock in accordance with its plan of reorganization. Shares of common stock were issued as of November 25, 1997.

   Liabilities Subject to Settlement under Reorganization Proceedings
   ------------------------------------------------------------------

   July 31, 1997 Pre-confirmation                                                 $2,520,557
   (A) Class 2 Metrahealth Claim                                                     ($7,911)
   (B) Class 5 Culbreath Loan Documents                                             ($50,000)
   (C) Class 6 Landav Loan Documents exchanged for stock                           ($613,894)
   (D) Class 7 First $500,000 payment                                              ($500,000)
   (E) Class 7 Option 1 payment                                                     ($89,300)
   (F) Class 7 Option 2 shares issued for debt                                     ($611,336)
   (G) Class 8 Convenience Claims                                                   ($49,253)
   Adjustment from Pre-confirmation to Confirmation                                 ($98,863)
   Payments on the second $500,000 to Class 7 unsecured creditors                  ($150,000)
                                                                              --------------
   Second $500,000 to be payable $50,000 per new machine sale                       $350,000

   Contingency for stock that will cover Class 7 debt                               $447,918
                                                                              --------------
   Total liabilities subject to settlement under reorganization proceedings         $797,918
                                                                              ==============

   NOTE 6 - COMMITTMENTS AND CONTINGENCIES
   ---------------------------------------

   Under the Amended Plan, the Class 7 unsecured creditors are to receive their prorata share of the first $500,000 cash payment and their prorata share of a second $500,000 cash payment, payable at $50,000 per new machine sale. With regard to the balance of their claim, each unsecured creditor could elect either (1) 15% of the balance of its claim or (2) the creditors prorata share of 1,000,021 shares of common stock issued by the Company. If between the August 29, 1997 and September 30, 2000 the average of the closing prices of the Company's common stock for any five (5) consecutive trading day period multiplied by 1,000,000 exceeds the balance of unsecured claims multiplied by factor for time value or if any unsecured creditor shall sell, pledge, or trade the stock, directly or indirectly, issued to it, then such creditors shall no longer be entitled to any further distribution.

   April 30, 1998 closing market price                                               $0.2000
   Shares issued to Class 7 (no fractional shares were issued)                     1,000,021
                                                                              --------------
   Total Market Value of Class 7 Stock                                              $200,004

   Balance of Class 7 unsecured claims                                              $611,336
   Time value factor @ 8.75%                                                      1.05984676
                                                                              --------------
   Total Liability of Class 7 Claims                                                $647,922

   Total contingency for stock that will cover Class 7 debt                         $447,918
                                                                              ==============

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

   Results of Operations

   Sales
   -----

       Sales, by quarter, for the nine months ended April 30, 1998, and 1997 are summarized as follows:

                                         Fiscal 1998        Fiscal 1997
                                         -----------        -----------
   Quarter ended October 31                $1,249,830         $1,561,874
   Quarter ended January 31                 1,497,092          1,239,068
   Quarter ended April 30                     954,692             59,745
                                       --------------     --------------
   Nine months ended April 30              $3,701,614         $2,860,687
                                       ==============     ==============

        Sales of $954,692 for the third quarter of Fiscal 1998 exceeded the sales of $59,745 for the third quarter of Fiscal 1997. Sales for the first nine months of Fiscal 1998 amounted to $3,701,614, reflecting an increase of 29% over sales of $2,860,687 for the first nine months of Fiscal 1997.

        Combined sales in the first and second quarter of Fiscal 1998 were $2,746,922 compared to $2,800,942 for the first and second quarter of Fiscal 1997, a decrease of 2%.

        In the third quarter of Fiscal 1998, there was an increase of $894,947 in sales, as compared to the third quarter of Fiscal 1997. This increase was due to an increase in sales volume. During the third quarter of Fiscal 1997, the Company did not have any CYP machine sales.

        The Company's sales for the nine months of Fiscal 1998 exceeded the sales for the nine months of Fiscal 1997 by 29%. The increase in sales is a result of machines being sold at lower margins in the nine months of Fiscal 1997 due to the need to generate cash to support operations and technical support of the CYP machines during the reorganization proceedings.

        The Company's sales for the nine months ended April 30, 1998 ($3,701,614) have exceeded the total sales for the fiscal year ended July 31, 1997 ($3,626,092). Furthermore, the Company currently has sales orders for CYP machines totaling $1,850,000, which it expects to complete and ship in the fourth quarter of Fiscal 1998.

   Cost of Sales
   -------------

        Cost of sales as a percentage of sales, by quarter, for the nine months ended April 30, 1998, and 1997 are summarized as follows:

                                         Fiscal 1998        Fiscal 1997
                                         -----------        -----------

   Quarter ended October 31                  67%                71%
   Quarter ended January 31                  56%                72%
   Quarter ended April 30                    60%                62%
                                       --------------     --------------
   Nine months ended April 30                61%                71%
                                       ==============     ==============

        Cost of sales as a percentage of sales decreased from 71% for the nine months ended April 30, 1997 to 61% for the nine months ended April 30, 1998. During the nine months ended April 30, 1997, the Company sold machines at lower margins in order to generate cash and support operations while under Chapter 11 protection. In addition, the Company is beginning to realize benefits from cost control measures implemented such as cross-training of employees. The Company's purchasing power has increased due to its stronger financial condition.

   Operating Expenses
   ------------------

        Operating expenses as a percentage of sales, by quarter, for the nine months ended April 30, 1998, and 1997 are summarized as follows:

                                         Fiscal 1998        Fiscal 1997
                                         -----------        -----------
   Quarter ended October 31                  52%                22%
   Quarter ended January 31                  33%                26%
   Quarter ended April 30                    62%               1025%
                                       --------------     --------------
   Nine months ended April 30                47%                45%
                                       ==============     ==============

        Operating expenses as a percentage of sales for the nine months ended April 30, 1998 was 47% compared to 45% for the nine months ended April 30, 1997. Operating expenses as a percentage of sales fluctuates between quarters due to the timing and shipment of orders for the CYP machines. The increase in percentage is due to increased personnel costs associated with the Company's efforts to support worldwide marketing & servicing activities. The Company believes that as sales increase, the operating expenses as a percentage of sales will decrease because of the current capacity of the Company's operations.


   Liquidity and Capital Resources

        The Company's highly liquid assets (cash and cash equivalents) at April 30, 1998 aggregated $484,757, an increase from the $27,946 balance at July 31, 1997. Its working capital position at April 30, 1998 of $2,457,525 increased significantly from the comparable amount of $758,111 at July 31, 1997. The increase in working capital resulted from the Company reducing short term liabilities associated with the reorganization proceedings.

        Net cash used in operations for the nine months ended April 30, 1998 was $1,998,414, of which $945,328 was used to reduce liabilities subject to the Amended Plan of Reorganizaiton and $504,923 was used to purchase inventory. Net cash provided by financing activities for the nine months ended April 30, 1998 was $2,497,378 which included the $2,500,000 private placement the Company consummated in August of 1997.

        The Company believes its current cash needs will be adequately provided from anticipated cash generated from operations and short-term borrowings. Long-term cash requirements, other than normal operating expenses, are anticipated for development and enhancement of CYP technology, financing anticipated growth and possible acquisitions of certain businesses complementary to the Company's business.


   Year 2000 Compliance
   --------------------

        The Company has addressed the "Year 2000 issues" as it affects the Company's internal computer programs and believes that its significant internal computer programs and systems are currently Year 2000 compliant.


   Forward-Looking Statements for Purposes of "Safe Harbor" Under the Private
   --------------------------------------------------------------------------
   Securities Reform Act of 1995
   -----------------------------

        The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward- looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond Fiscal 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

        The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the market it serves. Actual sales in Fiscal 1998 may be materially less than the sales projected in the forward-looking statements if the Company's customers cancel or delay current orders or reduce the rate at which the Company is building or expects to build CYP machines for such customers. Such cancellations, delays, or reductions may occur if there is a substantial change in the general economy or if a customer were to experience major financial difficulties. Margins may differ from those projected in the forward-looking statements if management does not achieve success in improving margins or other events occur that differ from the estimates used in preparing the Company's financial statements.

        In addition, all subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by reference to such factors.

        The Company's forward-looking statements represent its judgement only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.


   PART II. OTHER INFORMATION

   No reports on Form 8-K were filed by Registrant during the quarterly period ended April 30, 1998.


   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                     Tapistron International, Inc.
                                     ------------------------------
                                     (Registrant)



   Date:    6/10/98                  /s/ J. Darwin Poe
                                     -----------------------------------------
                                     J. Darwin Poe
                                     (Signing on behalf of the registrant
                                     as President and Chief Executive Officer)