Form 10-K
period 1998-07-31
TAPISTRON INTERNATIONAL INC
filed 1998-10-29
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-20309

                          TAPISTRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                                   58-1684918
                   -------                                   ----------
(State or other jurisdiction of incorporation               (IRS Employer
               or organization)                          Identification No.)

      6203 Alabama Highway; Ringgold, GA                           30736-1067
      ----------------------------------                           ----------
   (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:        (706) 965-9300
                                                                 --------------

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, $.0004 Par Value
            Redeemable Warrants


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

On October 1, 1998, there were 34,785,611 shares of $.0004 Par Value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: See part III hereof regarding incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                          TAPISTRON INTERNATIONAL, INC.

                                     PART I
Item 1. BUSINESS

General

            The Company was organized for the purpose of developing or acquiring proprietary technologies in the textile industry and commercializing such technologies on a global basis. The Company was incorporated under the laws of the State of Georgia on February 7, 1986, under the name of Textile Corporation of America. On July 19, 1986, the Company exchanged shares of common stock for all of the outstanding stock of Fabrication Center, Inc. ("FCI") in a transaction accounted for as a pooling of interests. On July 17, 1991, the name was changed from Textile Corporation of America to Tapistron International, Inc. On June 2, 1992, the Company amended its Articles of Incorporation (the "Restated and Amended Articles"). All references to the Company include Fabrication Center, Inc., its wholly owned subsidiary.

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

            The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the Code on June 21, 1996 under the jurisdiction of the Court for the Northern District of Georgia. The Company's Amended Plan was confirmed by the Court on August 18, 1997. Under the terms of the Amended Plan, Classes 1 through 5 and 8 received payment in full. Class 6 had its Claim satisfied by issuance of Debtor's common stock. Class 7, unsecured creditors, were paid in full, unless they voluntarily agreed to accept a lesser sum, through a combination of stock and cash in satisfaction of their Allowed Claims or to the extent that they receive payment as a Convenience Claim on the Distribution Date. The Debtor's shareholders retained their interests subject to dilution for the Debtor's common stock to be issued pursuant to the Plan. Debtor's option holders had their options cancelled. As part of the Company's negotiations with its creditors under the Amended Plan, the Company sold 16,666,666 shares of its $.0004 par value common stock for $0.15 per share, issued 1,500,000 shares of its Common Stock to Avonwood Capital Corporation for investment banking services, and issued 6,092,650 shares of its common stock, in the aggregate, to certain creditors. All claim objections filed by the debtors have been resolved. Therefore, the Amended Plan has been substantially consummated.

Industry

            The textile industry is one of the major industrial classifications in the United States economy. Total annual dollars spent in 1995, based on Department of Commerce office of Textiles and Apparel, was over $86 billion. Many of the individual segments within the textile industry are themselves considered separate industries. The existing technologies of the Company focus on the carpet industry.

Carpet Industry
---------------

            The domestic carpet industry as we know it today is a major subset of the textile industry and dates back to the development of the tufting machine in the 1950's. While there are a variety of techniques for the production of carpet and other fabric floor coverings, the dominant means of production today is machine tufting. Tufting is a process whereby tufts of yarn are inserted into a sheet of fabric called a primary backing. The tufts, which are closely spaced to form the pile, are inserted into the backing by vertical, reciprocating needles similar to those of a conventional sewing machine. Modern tufting machines consist of one or more rows or "bars" of hundreds of threaded needles across the width of the machine which insert the tufts as the primary backing is fed through the machine beneath the needle-bars. The yarn is fed to the needles from cones of yarn arranged in racks known as a creel. The advantage of machine tufting is that it produces relatively low-cost, durable carpet in large production runs when compared with hand tufted and hand and machine woven products. However, because of mechanical and other limitations associated with existing tufting technology machinery, tufting offers limited versatility in pattern style.

            During recent years, carpet manufacturers in the United States have experienced a substantial increase in demand for patterned carpets, particularly in the commercial carpet market. For the year ended December 31, 1997, the U.S. Department of Commerce reported in its Current Industrial Reports (the "Reports") that total industry shipments of carpets was over 1.6 billion square yards. The Reports further indicated that, from 1988 to 1993, the percentage of patterned carpet styles produced in the United States for the commercial market (comprised of broadloom and modular products) rose from 23% of the commercial market to 36% of the commercial market. From 1993 to 1996, the percentage of patterned carpet styles being produced in the United States for the commercial market rose to 50% of the commercial market. The residential carpet market has also witnessed an increased demand for patterned styles. The report demonstrates that, from 1988 to 1996, the percentage of patterned carpet styles being produced in the United States for the residential market rose from less than 1% of the residential market to approximately 3% of the residential market. This trend for more patterned carpets in the domestic market is where the Company's technology is poised to exploit this increased demand. Moreover, the Company believes that worldwide demand will expand the patterned carpet market considerably.

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

            The CYP machine also offers greater textural capabilities than other existing carpet manufacturing methods. On a CYP machine, different types of yarn can be placed in a variety of patterns according to the designer's preference. The resulting carpet contains a textural design, which is not easily obtainable by other methods.

            The CYP machine is compatible with a commercially available computerized pattern entry system. A typical pattern entry system enables a designer to create designs or patterns efficiently on a computer screen and quickly modify or rearrange colors or other aspects of the design or pattern. Such pattern entry systems are widely used in the carpet industry.

Manufacturing

CYP Machines
------------

            The Company's facilities, which were constructed in July 1993, are located in Ringgold, Georgia. The Company manufactures various sizes of the CYP machine at its manufacturing facility. The manufacturing facility is capable of supporting manufacturing requirements for the foreseeable future. The Company engages no subcontractors for any part of the manufacturing process.

Suppliers

            The Company purchases the frames for its existing CYP machine from local tool and die manufacturers, which fabricate the frames in accordance with Company specifications. The Company purchases the motors and other various mechanical components of the existing CYP machine as custom-made or stock components from unaffiliated outside suppliers. The Company believes that alternative sources or substitutes of most of the components for both CYP machines can be developed, if necessary. To date, the Company has not experienced any delays in delivery of components. The Company does not expect to maintain large inventories and will generally order required components as it receives customer orders. Accordingly, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays, which would adversely affect the Company's operations.

Sales, Marketing and Servicing

The CYP Machine
---------------

            The Company markets its CYP machines to textile industry concerns engaged in the manufacture of commercial carpeting and residential floor coverings. Customers may choose to purchase an entire CYP machine system from the Company or only certain components thereof, obtaining the remaining components (such as the creel, the compressor, or the pattern entry system) from alternate suppliers. The purchase price of the CYP machine systems varies from $550,000 to $1,100,000 based on the configuration chosen.

            The Company's ability to market CYP machines successfully will depend upon the willingness of potential customers to incur substantial cost and expend the time and effort involved in the development of these products, particularly because many of such customers may be reluctant to replace or significantly modify their existing manufacturing methods. The Company offers a limited warranty on the CYP machine system and provides maintenance and support to customers following the installation of the CYP machine system. Approximately one week of on-site training of a tufting machine operator is required for proficient use of the CYP machine. This training of operators designated by the customer is normally completed by the Company's service technician at installation of the machine and acceptance by the customer. The Company's on-site training obligation typically ends with the expiration of the machine warranty.

            Historically, the Company's marketing efforts have been focused primarily overseas. However, the Company is currently expanding its efforts in the domestic market, increasingly providing a greater concentration of resources in the United States. Marketing efforts in the United States are conducted by the Company's internal marketing personnel. In the international arena, independent agents throughout the world who represent Tapistron in their respective countries assist the Company's marketing personnel.

Development and Acquisitions

            Research and development activities are being conducted by the Company's in-house engineering staff to provide continual enhancements to the CYP technology. It is anticipated that these in-house efforts will result in major improvements during the next few years. Although well underway, it is premature to discuss the objectives or completion dates.

Competition

The CYP Machine
---------------

            The Company competes with entities engaged in the design, development and marketing of equipment for the three existing methods of manufacturing machine-made, patterned fiber floor coverings. In the area of traditional weaving, the Company's product competes with Axminster and Wilton type looms, the dominant manufacturers of which are Crabtree Ltd. of the United Kingdom and Michel Van De Wiele of Belgium, respectively. In addition, there are other smaller national and regional firms, which manufacture weaving looms. CYP machines also face competition from jet spray dyeing techniques such as the Millitron process utilized by Milliken & Company and screen printing apparatuses. CYP machines also compete with technologies which enhance the traditional pattern tufting processes, such as shifting needle bars, scroll patterning attachments, individual controlled needles, and the Colortec machine, developed and marketed by the major U. S. tufting machine manufacturers, including Card-Monroe Corporation, Cobble Tufting Machine Company, Inc. and Tuftco Corporation. All entities with which the Company competes have substantially greater financial, manufacturing and other resources than the Company.

            The Company will compete on the basis of pattern, color, texture, and density flexibility afforded by the CYP machine technology. The CYP machine offers manufacturers a means of economically producing high quality, machine tufted floor coverings in patterns and colors which to date have been unavailable or too costly to produce in tufted carpet. CYP machines offer the advantages of (i) a smaller creel meaning reduced changeover and space requirements; (ii) simple set-up and manipulation of pattern, color, texture and construction at the machine; (iii) short production runs and customized strikeoffs can be done more economically than with other methods; and (iv) more flexibility for the designer. In addition, because of the minimal time required to change pattern, texture, density and color, the CYP machines allow for the production of short-run, custom orders to meet customer specifications.

Competition to Date
-------------------

            In 1992, the Company faced the inherent difficulties of the introduction of a new product that was competing with traditional technology in an established industry. Not only did the machine need to be proven to the carpet industry, but also the product from the machine had to be proven in the marketplace. Initial sales to established companies were promising; however, the year after its introduction onto the market, when sales should be building, a premature announcement was made of a revolutionary second generation CYP Machine with improved production speed - R&D that was eventually discontinued. This information dramatically decreased the interest of potential buyers in the current machine and created a substantial obstacle to sales initiatives. The result of fewer machine sales at such an early period in the machine's history meant a reduced chance for the machine to be proven as a production machine to carpet manufacturers, and less CYP product from the machine in the market to create an interest in the machine and a niche for itself.

            Although all of the earlier mentioned technologies compete with the CYP Machine in the general area of patterned carpet, all are limited by either pattern capability or by gauge. CYP technology is unique. The closest competitor is another advanced patterned tufting machine, the Colortec machine, which has the advantages of being based on accepted technology already in the industry and being manufactured by an established tufting machine manufacturer. Even so, it also had a much slower start than anticipated. Against even this close competitor though, the CYP Machine with its variable gauge has an advantage. The overall flexibility of the CYP Machine makes it ideal for the creation of unique and distinctive products that expand the options of the carpet manufacturer.

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

Financial Information regarding Foreign and Domestic Operations and Export Sales

            During its last three fiscal years, the Company has generated substantial revenue from foreign sales. Revenue from foreign sales to unaffiliated customers totaled $1,176,020 in Fiscal 1998, compared to $2,584,903 in Fiscal 1997 and $105,177 in Fiscal 1996. The Company has no identifiable assets specifically attributable to foreign sales during the periods presented. The Company intends to expand its marketing efforts to generate additional export sales in future years.

Employees

            As of July 31, 1998, the Company had 28 full-time employees and 1 part-time employee. Among this number, the sales/service department employs 5 persons, the administration department employs 13 persons and the manufacturing department employs 10 persons. The Company considers its relations with its employees to be satisfactory. The employees are not subject to a collective bargaining agreement.

Insurance

            The Company carries comprehensive liability, fire, storm, earthquake and business interruption insurance, with policy specifications, insured limits and deductibles customarily carried for similar companies which the Company believes are adequate. The Company currently has limited liability insurance in the amount of $2 million in the aggregate and $2 million per occurrence.

Management

Directors and Executive Officers
--------------------------------

            The following table sets forth certain information concerning each person who is a director or executive officer of the Company.

Name                                       Age          Position with the Company
----                                       ---          -------------------------
Kim Amos                                   41           Vice President of Sales and Director
Reg Burnett                                64           Chairman of the Board of Directors
Henry Christopher                          63           Director
Gary L. Coulter                            52           Corporate Secretary and Director
Rodney C. Hardeman, Jr.                    52           Executive Vice President and Director
Floyd S. Koegler, Jr.                      55           Vice President and Chief Financial Officer
J. Darwin Poe                              53           President, Chief Executive Officer and Vice
                                                        Chairman of the Board of Directors

            Kim Amos has been a Director since February 1996. Since July 1990 Mr. Amos has been employed by the Company, serving in various capacities within engineering and operations. He is currently Vice President of Sales. Previously, Mr. Amos was employed by SWI - Cobble Division, a leading manufacturer of tufting machinery and peripheral tufting equipment.

            Reg Burnett has served as a Director since January 1998. He is the founder of RBI International Carpet Consultants which was originated in 1967, and continues to serve as the President and Senior Consultant. Since 1981, Mr. Burnett has also served on the board of directors for two banks. He was educated at Bradford Textile College, now a division of Leeds University. He is recognized throughout the world as one of the most knowledgeable individuals in the carpet industry. Mr. Burnett has lectured on all aspects of carpet fibers, carpet yarn spinning, and the carpet industry in general at North Carolina State University; Auburn University; Kidder Minster College, England; Intercarpet in Austria; TIFCON in Blackpool, England; The Japanese Carpet Institute; The Australian Carpet Institute in China and at many other carpet conventions and technical conferences throughout the world.

            Henry Christopher has served as a Director since his retirement from the Company in July 1998. He has been associated with the Company for the past four years, most recently as Vice President of Operations. Prior to joining the Company, he managed his own company, Oxford Textile Mills, Inc. and was a pioneer in the development of fabricated area rugs. He is a native of Dalton, Georgia and has spent his entire career in the tufted carpet industry. Mr. Christopher is a graduate of Georgia Tech with a degree in Textiles.

            Gary L. Coulter has been a Director since April 1996. He presently serves as Corporate Secretary. He is also Chairman of the Board and CEO of Spintek Gaming Technologies, Inc., a publicly-held reporting company engaged in the gaming technology business, and a partner of Coulter & Davenport, a law firm. Mr. Coulter's experience includes: President, COO and Director of Private Biological Corporation, a developer of biological products and treatments for cancer, from 1994 to 1996; CEO of Omega International, Inc., developer of natural products for the treatment of AIDS, from 1992 to 1994; and President, COO and Director of Woodruff Investment Co., a developer, manager and financier of real estate investments, from 1986 to 1996. Mr. Coulter received his undergraduate degree from Emory University, his J.D. degree from the University of Georgia School of Law, and his L.L.M. in Taxation from New York University School of Law.

            Rodney C. Hardeman, Jr. has served as a Director since January 1998. From 1982 to present, Mr. Hardeman is the President of Roga International - Division of EX-IM Marketing International, Inc., an international marketing concern. He received his degree in Business from Shorter College, Rome, Georgia. Since 1991, he has served as a member of the Board for Shorter College and is also a board member for Admiral Travel Inc., Atlanta, Georgia. Since 1994 Mr. Hardeman has served as a partner in the Chattanooga firm of Manner Technologies, L.L.C. and Vice President of Redux and Again, Inc., Rome, Georgia. Mr. Hardeman specializes in International Sales and Marketing.

            Floyd S. Koegler, Jr. has served as a Vice President and CFO of Tapistron since September 1996. He is a Certified Public Accountant with an MBA from Brenau University in Gainesville, Georgia. He has an extensive background in corporate finance, which includes auditing and financial information analysis for Aladdin Mills, a carpet manufacturer, from 1994 until joining Tapistron. From 1990 to 1994, Mr. Koegler held controller positions at a Crown America/Texture-Tex, Inc., a carpet yarn manufacturer, and Citizens Federal Savings and Loan. In addition, he served as CFO of the fiber spinning operations of Integrated Products, Inc. in Rome, Georgia, and he was a cost analyst for dyes and chemicals for American Emulsions and Coronet Industries.

            J. Darwin Poe came to Tapistron in July 1995 and became President of the Company in February 1996. Mr. Poe, has served on Tapistron's Board of Directors since July 1995. His entire professional career has been in the U.S. textile industry. From 1993 to 1995, he served as Technical Director of Prince Street Technologies, a carpet manufacturer, and from 1985 to 1993, he was an Account Executive at Amoco Fabrics and Fibers Company. Mr. Poe also served as COO of Desoto Falls, Inc. of Dalton, Georgia, a carpet yarn manufacturer, and has held various management positions with other industry leaders such as the Bibb Company and West Point Pepperell. Mr. Poe is a graduate of Auburn University with a degree in Textile Engineering and an MBA from Brenau University in Gainesville, Georgia.

Item 2. DESCRIPTION OF PROPERTIES

            The Company maintains its headquarters in Ringgold, Georgia, where it leases an aggregate of approximately 50,000 square feet under a lease expiring in May 2001. The lease presently requires monthly rental payments of $27,562 through May 1999, $28,940 through May 2000, and $30,387 through the lease termination date. General and administrative, manufacturing, marketing, product development and customer support and service operations are located in this space. The Company believes its facilities are in good condition and adequate for present needs.

Item 3. LEGAL PROCEEDINGS

            The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the Code on June 21, 1996 and operated its business as a debtor-in-possession under the jurisdiction of the Court. On August 18, 1997 the Court confirmed the Amended Plan. As of January 22, 1998, the Court closed the case by ordering the Final Decree.

            The Company is not currently subject to litigation and claims respecting employment, tort, contract, construction or similar disputes. The Company knows of no claims which are likely to have a material adverse effect on the Company or its business operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of shareholders through the solicitation of proxies or otherwise during the period from August 1, 1997 through July 31, 1998, covered by this report.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       On June 24, 1992, the Securities and Exchange Commission declared effective the Company's Registration Statement with respect to an initial public offering of 2,250,000 shares of Common Stock and 2,637,500 Redeemable Warrants (including 337,500 Redeemable Warrants exercised under the Underwriter's over allotment option). The Company consented to the de-listing of its warrants from the NASDAQ Stock Market effective as of August 20, 1996 due to the lack of any significant trading activity in the warrants and because there were no market makers for the warrants as required by NASD rules. The NASD deleted the Company from the NASDAQ Stock Market effective August 29, 1996, as a result of the Company's non-compliance with the quantitative maintenance criteria for continued listing on the NASDAQ Stock Market. The Company's stock will continue to be traded as an OTCBB stock. The Common Stock and the Redeemable Warrants were listed on NASDAQ under the symbols "TAPI" and "TAPIW", respectively.

       The following tables set forth, for the periods indicated, the high and low bid prices for the Company's Common Stock and Redeemable Warrants as reported by the NASDAQ system (or the OTCBB Historical system, as the case may be). Prices represent actual transactions, but do not reflect adjustments for retail markups, markdowns or commissions.

                                                                                                        High              Low
                                                                                                        ----              ---
Common Stock

   1996:  First Quarter (August 1, 1995 - October 31, 1995)                                             $1 3/8          $13/16
          Second Quarter (November 1, 1995 - January 31, 1996)                                           1 1/16          1/4
          Third Quarter (February 1, 1996 - April 30, 1996)                                             25/32            3/8
          Fourth Quarter (May 1, 1996 - July 31, 1996)                                                   5/8             1/4

   1997:  First Quarter (August 1, 1996 - October 31, 1996)*                                             9/32            1/100
          Second Quarter (November 1, 1996 - January 31, 1997)*                                          3/8             1/100
          Third Quarter (February 1, 1997 - April 30, 1997)*                                             5/8             1/8
          Fourth Quarter (May 1, 1997 - July 31, 1997)*                                                  3/8             1/8

   1998:  First Quarter (August 1, 1997 - October 31, 1997)*                                             5/8             9/32
          Second Quarter (November 1, 1997 - January 31, 1998)*                                          13/32           7/32
          Third Quarter (February 1, 1998 - April 30, 1998)*                                             13/32           7/64
          Fourth Quarter (May 1, 1998 - July 31, 1998)*                                                  19/32           5/32

Redeemable Warrants

   1996:  First Quarter (August 1, 1995 - October 31, 1995)                                               3/16           3/8
          Second Quarter (November 1, 1995 - January 31, 1996)                                            3/16           1/4
          Third Quarter (February 1, 1996 - April 30, 1996)                                               3/16           3/32
          Fourth Quarter (May 1, 1996 - July 31, 1996)                                                    3/16           3/32

   1997:  First Quarter (August 1, 1996 - October 31, 1996)*                                              NA             NA
          Second Quarter (November 1, 1996 - January 31, 1997)*                                           NA             NA
          Third Quarter (February 1, 1997 - April 30, 1997)*                                              NA             NA
          Fourth Quarter (May 1, 1997 - July 31, 1997)*                                                   1/100          1/100

   1998:  First Quarter (August 1, 1997 - October 31, 1997)*                                              1/8            4/100
          Second Quarter (November 1, 1997 - January 31, 1998)*                                           5/64           3/100
          Third Quarter (February 1, 1998 - April 30, 1998)*                                              7/100          3/100
          Fourth Quarter (May 1, 1998 - July 31, 1998)*                                                   7/64           4/100

* The high and low bid prices for the Company's common stock and redeemable warrants as reported by the OTCBB System.

   At October 1, 1998, there were approximately 400 shareholders of record based on a listing from the Company's stock transfer agent excluding "street" names. The Company estimates there were approximately 3,000 beneficial owners holding stock in nominee or "street" name as of that date based on historical information. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of operations data set forth below with respect to the fiscal years ended July 31, 1998, 1997 and 1996 and the consolidated balance sheet data at July 31, 1998 and 1997 are derived from and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the Company set forth below with respect to the fiscal years ended July 31, 1995 and 1994 and the consolidated balance sheet data at July 31, 1995 and 1994 are derived from audited consolidated financial statements of the Company, or its predecessor, as the case may be, not included herein.

                                                                             Years Ended July 31,
                                          --------------------------------------------------------------------------------------
                                                1998               1997             1996             1995              1994
                                                ----               ----             ----             ----              ----
Statement of Operations Data:
   Sales                                  $    5,651,555     $   3,626,092    $    1,305,499       $ 2,565,544       $ 4,315,060
   Cost of sales                               3,467,997         2,477,302         1,146,717         1,757,793         2,850,422
   Operating expenses:
      Administrative                           2,367,602         1,998,245         3,473,581         3,656,532         3,730,194
      Research and development                     5,901            10,384            23,473         2,405,438         3,529,906
   Net income (loss)                            (208,608)          316,375        (4,478,096)       (6,053,175)       (5,840,945)
   Net income (loss) per share                      (.01)              .03              (.49)             (.69)             (.76)
   Extraordinary item                                  -                 -               .04                 -                 -
   Shares used in computing per
     share amounts                            30,443,850        10,526,295        10,012,390         8,761,117         7,726,018



                                                                               As of July 31,
                                          --------------------------------------------------------------------------------------
                                                1998               1997             1996             1995              1994
                                                ----               ----             ----             ----              ----
Balance Sheet Data:
Working capital (deficiency)              $    2,119,609     $     758,111    $    1,084,487       $ (907,020)     $ 2,649,245
Total Assets                                   5,882,889         5,267,780         4,016,538        9,655,907       10,982,246
Long-term debt                                         0               744             5,060           14,001        1,291,320
Accumulated deficit                          (22,126,708)      (21,918,100)      (22,234,475)     (17,756,379)     (11,703,107)
Stockholders' equity                           4,511,877           972,449           656,074        4,839,170        7,653,669

     NOTE: The net income for Fiscal 1997 included $2,000,000 of tax benefit resulting from a reduction in the valuation allowance for deferred tax assets. This materially affected the comparability of the results of operations.

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

Results of Operations

Sales
-----
     Tapistron's Fiscal 1998 sales were $5,651,555, compared with $3,626,092 in Fiscal 1997 and $1,305,499 in Fiscal 1996. Sales to domestic customers in Fiscal 1998 was $4,475,535 compared to $1,041,189 in Fiscal 1997 and $1,200,322 in
Fiscal 1996. The increase in domestic sales is primarily due to increased acceptance by the domestic carpet industry of the CYP Machine. The Company made multiple machine sales to a number of major American commercial carpet manufacturers and to a large USA manufacturer of custom mats. Internationally the Company had sales of $1,176,020 in Fiscal 1998 compared to $2,584,903 in Fiscal 1997 and $105,177 in Fiscal 1996. The Company sold two more CYP Machines to our largest Japanese customer this past Fiscal year making them the owner of six CYP Machines. The marketing of the CYP Machine requires significant overseas and domestic travel, attendance at both machine and carpet markets. The Company expects that this hard work and determination will provide even more positive results for Fiscal 1999.

Cost of Sales
-------------
     Cost of sales was $3,467,997 in Fiscal 1998, or 61% of sales, compared with $2,477,302 (68%) in Fiscal 1997 and $1,146,717 (88%) in Fiscal 1996. During
Fiscal years 1997 and 1996, the Company sold CYP Machines at lower margins in order to generate cash and support operations while under Chapter 11 protection. In Fiscal 1998, the Company began realizing benefits from cost control measures and increased purchasing power. The growing strength of the Company and the growing reputation of the CYP Machine's reliability enabled the Company to sell CYP Machines for a more realistic margin of profit.

Operating Expenses
------------------
     Operating expenses were $2,373,503 in Fiscal 1998, or 42% of sales, compared with $2,008,629 (55%) in Fiscal 1997 and $3,497,054 (268%) in Fiscal
1996. During Fiscal 1998, operating expenses as a percentage of sales decreased primarily due to the increase in sales volume. The Company believes that as sales increase, the operating expenses as a percentage of sales will decrease because of the current capacity of the Company's operations. Included in the operating expenses of Fiscal 1996 is a $1,021,656 allowance for obsolete inventory that resulted primarily from enhancements to the existing CYP Machine technology. Also included in Fiscal 1996 is a $500,000 allowance for noncollectible long-term receivable related to machine sales. Management anticipates operating expenses to increase in the future but decrease as a percentage of sales due to the anticipated sales volume. The Company expects to spend more on future developments to provide customers with the most current technologies available.

Reorganization Items
--------------------
     Reorganization items were $21,415 in Fiscal 1998 compared with $793,631 in Fiscal 1997 and $249,150 in Fiscal 1996. The decrease is primarily due to decreased legal costs associated with the Chapter 11 reorganization proceedings.

Deferred Tax Assets
-------------------
     The results of operations for the year ended July 31, 1997 were materially impacted by a decrease in the valuation allowance for the deferred tax asset. The valuation allowance decreased by $2,000,000, resulting in a $2,000,000 increase in net income. This valuation allowance decreased due to management's estimate that future taxable income would be sufficient to realize a portion of the tax benefits available from net operating loss carry-forwards.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (SFAS 109) issued in February 1992. This standard requires among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to net tax operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. The Company has tax net operating loss carry-forwards (NOL's) totaling approximately $21 million, which expire as follows: 1999, $172,235; 2000, $52,685; 2001,
$95,910; 2002, $254,765; 2003, $479,615; 2004, $657,232; 2005, $620,345; 2006,
$1,074,445; 2007, $2,343,377; 2008, $18,740; 2009, $5,020,586; 2010, $5,929,613;
2011, $2,597,119; 2012, $1,843,484; and 2013, $208,608. SFAS 109 required that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not." Management has determined, based on the Company's history of operations and its expectations for the future, that operating income of the Company will more like than not be sufficient to utilize 5.3 million of NOL's prior to their ultimate expiration in the year 2013.

     The NOL's available for future utilization was generated principally during development stage periods when Research and Development costs were excessive and the customer base was not established. In 1997, the Company reorganized under Chapter 11 of the Federal Bankruptcy Code. In assessing the likelihood of utilization of existing NOL's, management considered the historical results of the Company's operations, both prior to the reorganization and as an independent public company subsequent to such reorganization, and the current operating environment.

     Due to a number of domestic CYP machine installations over the last three years, CYP technology has been able to find some market areas for which it is well suited, the primary one being commercial/hospitality broadloom. This market, along with the rug market and residential broadloom, will be prime applications for the CYP machine. The CYP machine is not in the same market with low end solid color carpet tufting machines, and the focus will continue to be on the manufacturer's high-end carpet, which is a value added product market. So, as there has been an increasing trend toward product differentiation in the carpet industry, the future is continually looking brighter for the CYP Machine and for patterned tufted in general.

     The Company is anticipating increased sales, as marketing efforts are increased and as customers regain confidence in the financial stability of the Company.

     Realization of the future tax benefits is dependent upon the Company's ability to generate taxable income within the carry-forward period. Excluding the reorganization items and loss from disposal of assets (all relating to Chapter 11), the pretax loss in 1998, 1997 and 1996 would have been $187,193, $889,994, and $3,626,591, respectively. The loss decreased by 34% from 1995 to 1996, 75% from 1996 to 1997and 79% from 1997 to 1998. In assessing the likelihood of utilization of existing NOL's management considered the percentage of decrease in the operating loss and the current overall market acceptance of CYP technology. Using 1997 as a base, taxable income would have to grow at an average annual compound rate of 31% in order to realize $2,000,000 of tax benefit prior to expiration.

Liquidity and Capital Resources
-------------------------------
     The Company's highly liquid assets (cash and cash equivalents) at July 31, 1998 aggregated $247,101, an increase from the $27,946 balance at July 31, 1997. Its working capital position at July 31, 1998 of $2,119,609 increased significantly from the comparable amount of $758,111 at July 31, 1997. The increase in working capital resulted from the Company reducing short-term liabilities associated with the reorganization proceedings.

     Net cash used in operations for Fiscal 1998 was $2,221,679 compared to cash provided by operations of $446,248 for Fiscal 1997 and cash used in operations of $1,001,970 for Fiscal 1996. The increase in cash used in operations was primarily due to the Company reducing the liabilities associated with the reorganization proceedings. Net cash provided by financing activities for Fiscal 1998 was $2,495,333, which included the $2,500,000 private placement the Company consummated in August of 1997.

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

Year 2000 Compliance
--------------------
     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that with further modifications to existing software and conversion to new software, the "year 2000 issue" will not pose significant operational problems for the Company's computer systems as so modified and converted and that the cost of such modifications and conversions will not have a material impact on the Company's financial statements. The Company also is in the process of communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion.

Forward-Looking Statements for Purposes of "Safe Harbor" Under the Private
--------------------------------------------------------------------------
Securities Reform Act 1995
--------------------------
     The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond Fiscal 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

     The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the market it serves. Actual sales in Fiscal 1999 may be materially less than the sales projected in the forward-looking statements if the Company's customers cancel or delay current orders or reduce the rate at which the Company is building or expects to build CYP machines for such customers. Such cancellations, delays, or reductions may occur if there is a substantial change in the general economy or if a customer were to experience major financial difficulties. Margins may differ from those projected in the forward-looking statements if management does not achieve success in improving margins or other events occur that differ from the estimates used in preparing the Company's financial statements.

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


Recently Issued Accounting Standards
------------------------------------

       The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets ("SFAS No. 121") at July 31, 1997. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this accounting standard had no effect on the Company's financial statements.

At July 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measurable. The adoption of this accounting standard had no effect on the Company's financial statements.

At July 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No 128"). This statement simplifies the standards for computing earnings per share previously set forth in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international Earnings per Share ("EPS") standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of this accounting standard had no material effect on the Company's financial statements.

Effective August 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structures ("SFAS No. 129"). This statement requires all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 specifies the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The adoption of SFAS No. 129 did not have a material impact on the consolidated financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). SFAS No. 130 establishes reporting and presentation standards for comprehensive income and its components in a set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Restatement for prior periods for comparative financial statements is required. These reporting requirements are not expected to have a material impact on the financial statements of the Company.


Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS No. 131'). SFAS No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that a business enterprise's decision-makers use to assess performance and make decisions about resource allocations. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. These disclosure requirements are not expected to have a material impact on the financial statements of the Company.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. SFAS No. 132 is effective for annual financial statements for periods beginning after December 15, 1998. Restatement of disclosures for previous periods is also required. The Company does not expect the implementation of this statement to have a material impact on the financial statement of the Company.

In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Impact of Inflation

       Management does not believe that inflation has a material impact on the Company's results of operations. Management believes that it is able to reflect inflationary cost increases in its prices to customers.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       With the exception of a description of the Directors and Executive Officers of The Registrant which appears on page 7 herein, Part III is omitted because prior to December 31, 1998, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                         Page
                                                                                                                         ----

       The following consolidated financial statements of Tapistron
International, Inc. are required to be included in Item 8 are listed below:

   Report of Independent Auditors                                                                                          18

   Consolidated Balance Sheets - July 31, 1998 and 1997                                                                    19

   Consolidated Statements of Operations - Year Ended July 31, 1998, 1997 and 1996                                         21

   Consolidated Statements of Changes in Stockholders' Equity - Year Ended July 31, 1998, 1997 and 1996                    22

   Consolidated Statements of Cash Flows - Year Ended July 31, 1998, 1997 and 1996                                         23

   Notes to Consolidated Financial Statements                                                                              25

   The following consolidated financial statements schedules are included in Item 14(d):

   Schedule II - Valuation and Qualifying Accounts                                                                         36

   All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

(a)3.  EXHIBITS

         2.1  - First Amended and Restated Plan of Reorganization****
         2.2  - First Amendment to First Amended and Restated Plan of Reorganization****
         2.3  - Order Confirming Debtor's First Amended and Restated Plan of Reorganization****
         3.1  - Articles of Incorporation of the Registrant, as amended*
         3.2  - By-Laws of the Registrant*
         3.3  - Amendment to Articles of Incorporation*
         4.1  - Form of Representative's Warrant Agreement relating to Representative's Options*
         4.2  - Form of Warrant Agreement (including form of Redeemable Warrant Certificate)*
         4.3  - Specimen Common Stock Certificate*
        10.1  - 1992 Stock Option Plan*
        10.2  - 1989 Stock Option Plan*
        10.3  - Lease for Registrant's Facility*
        10.4  - Option Agreement to Purchase Technology between the Registrant and Ful-Dye, Inc.*
        10.5  - Form of Consulting Agreement with the Representative*
        10.6  - First Exclusive License Agreement with Ful-Dye, Inc.**
        10.8  - Exclusive License Agreement with Ful-Dye, Inc.***
        10.10 - Exclusive Sales Representative Agreement with Asahi Trading Co., Ltd.***
        21.1  - List of Subsidiaries*
        27    - Financial Data Schedule (For SEC Use Only)

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

**** Incorporated by reference to the exhibit with the same number filed in connection with the Company's Registration Statement on Form S-1, File Number 333-45807, declared effective by the Securities and Exchange Commission on May 29, 1998.

(b) Report on Form 8-K - The Company filed a report on Form 8-K on June 1, 1998 in connection with the Company's Registration Statement on Form S-1, File Number 333-45807, declared effective by the Securities and Exchange Commission on May 29, 1998.

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

TAPISTRON INTERNATIONAL, INC.


By:  /s/ J.Darwin Poe
     -------------------------------------                    10-28-98
     J. Darwin Poe                                           ---------
     President and Chief Executive Officer                      Date


       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

              Signatures                                       Title                                          Date
              ----------                                       -----                                          ----
/s/Kim K. Amos                                 Vice President of Sales and Director                        10-28-98
---------------------------------
   Kim K. Amos


/s/Reg Burnett                                 Chairman of the Board of Directors                          10-28-98
---------------------------------
   Reg Burnett


/s/Henry B. Christopher                        Director                                                    10-28-98
---------------------------------
   Henry B. Christopher


/s/Gary L. Coulter                             Corporate Secretary and Director                            10-28-98
---------------------------------
   Gary L. Coulter


/s/Rodney C. Hardeman, Jr.                     Executive Vice President and Director                       10-28-98
---------------------------------
   Rodney C. Hardeman, Jr.


/s/Floyd S. Koegler, Jr.                       Vice President and Chief Financial Officer                  10-28-98
---------------------------------
   Floyd S. Koegler, Jr.


/s/J. Darwin Poe                               President, Chief Executive Officer and                      10-28-98
---------------------------------              Vice Chairman of the Board of Directors
   J. Darwin Poe


                         Report of Independent Auditors
                         ------------------------------



Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia


We have audited the accompanying consolidated balance sheets of Tapistron International, Inc. and subsidiary as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tapistron International, Inc. and subsidiary as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.



                                     DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
September  4, 1998

                          TAPISTRON INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                             July 31, 1998 and 1997

                                     ASSETS



                                                                                                     1998             1997
                                                                                                     ----             ----
CURRENT ASSETS
     Cash and cash equivalents                                                                  $     247,101      $    27,946
     Receivables, net of allowance of $31,556 and $39,905 as of July 31, 1998
        and 1997, respectively                                                                        980,221          720,740
     Receivables from employees                                                                         2,505                -
     Note receivable                                                                                   66,667          350,000
     Inventory                                                                                      1,601,146        1,231,002
     Prepayments                                                                                      140,788          102,453
     Deferred income taxes                                                                            100,000          100,000
                                                                                                -------------    -------------
            Total current assets                                                                    3,138,428        2,532,141
                                                                                                -------------    -------------
PROPERTY AND EQUIPMENT, NET                                                                           572,372          564,324
                                                                                                -------------    -------------

OTHER ASSETS
     Long-term receivables, net of allowance of $500,000 as of
         July 31, 1998 and 1997, respectively                                                               -                -
     Patents and patent license                                                                       265,941          263,068
     Deferred income taxes                                                                          1,900,000        1,900,000
     Other Assets                                                                                       6,148            8,247
                                                                                                -------------    -------------
            Total other assets                                                                      2,172,089        2,171,315
                                                                                                -------------    -------------



The accompanying notes are an integral part of these financial statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                               1998                   1997
                                                                                               ----                   ----
CURRENT LIABILITIES
     Short-term debt                                                                     $         744           $          -
     Current portion of long-term debt                                                               -                  4,315
     Accounts payable                                                                          137,966                178,068
     Accrued expenses                                                                          386,115                655,621
     Customer deposits                                                                         143,994                936,026
                                                                                         -------------          -------------
            Total current liabilities                                                          668,819              1,774,030
                                                                                         -------------          -------------

LIABILITIES SUBJECT TO SETTLEMENT UNDER
     REORGANIZATION PROCEEDINGS                                                                350,000              2,520,557
                                                                                         -------------          -------------

CONTINGENT REORGANIZATION LIABILITY                                                            352,193                      -
                                                                                         -------------          -------------

LONG-TERM DEBT                                                                                       -                    744
                                                                                         -------------          -------------

STOCKHOLDERS' EQUITY
     Preferred stock - $.001 par value - 2,000,000 shares authorized;
        no shares issued and outstanding                                                             -                      -
     Common stock - $.0004 par value - 100,000,000 shares authorized; 34,841,129
        and 10,581,813 shares issued at July 31, 1998 and 1997, respectively                    13,936                  4,233
     Additional paid-in-capital                                                             26,637,441             22,899,108
     Accumulated deficit                                                                   (22,126,708)           (21,918,100)
     Treasury stock - 55,518 shares outstanding as of
        July 31, 1998 and 1997, at cost                                                        (12,792)               (12,792)
                                                                                         -------------          -------------

            Total stockholders' equity                                                       4,511,877                972,449
                                                                                         -------------          -------------

            TOTAL                                                                        $   5,882,889           $  5,267,780
                                                                                         =============          =============

The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended July 31, 1998, 1997 and 1996


                                                                                 1998                 1997                1996
                                                                                 ----                 ----                ----
SALES                                                                   $     5,651,555         $  3,626,092        $  1,305,499

COST OF SALES                                                                 3,467,997            2,477,302           1,146,717
                                                                        ---------------         ------------        ------------
                Gross profit                                                  2,183,558            1,148,790             158,782
                                                                        ---------------         ------------        ------------

OPERATING EXPENSES
        Administrative expenses                                               2,367,602            1,998,245           3,473,581
        Research and development                                                  5,901               10,384              23,473
                                                                        ---------------         ------------        ------------
                                                                              2,373,503            2,008,629           3,497,054
                                                                        ---------------         ------------        ------------

OPERATING LOSS                                                                 (189,945)            (859,839)         (3,338,272)
                                                                        ---------------         ------------        ------------

OTHER INCOME (EXPENSE)
        Interest expense                                                        (39,268)             (30,269)           (314,611)
        Interest income                                                          42,043                  114              26,292
        Loss on disposal of assets                                                  (23)                   -          (1,022,505)
                                                                        ---------------         ------------        ------------

                Other income (expense)                                            2,752              (30,155)         (1,310,824)
                                                                        ---------------         ------------        ------------

Loss before reorganization items, income tax
        benefit and extraordinary item                                         (187,193)            (889,994)         (4,649,096)

REORGANIZATION ITEMS                                                            (21,415)            (793,631)           (249,150)
                                                                        ---------------         ------------        ------------

Loss before income tax benefit and extraordinary item                          (208,608)          (1,683,625)         (4,898,246)

INCOME TAX BENEFIT                                                                    -           (2,000,000)                  -

                Income (loss) before extraordinary item                        (208,608)             316,375          (4,898,246)

EXTRAORDINARY ITEM
        Gain from extinguishment of debt                                              -                    -             420,150
                                                                        ---------------         ------------        ------------

NET INCOME (LOSS)                                                       $      (208,608)        $    316,375        $ (4,478,096)
                                                                        ===============         ============        ============

BASIC AND DILUTED EARNINGS PER SHARE
        Income (loss) before extraordinary item                         $         (0.01)        $       0.03        $      (0.49)
        Extraordinary item                                                            -                    -                0.04
                                                                        ===============         ============        ============

                Net income (loss)                                       $         (0.01)        $       0.03        $      (0.45)
                                                                        ===============         ============        ============

Weighted average number of shares outstanding                                30,443,850           10,526,295          10,012,390
                                                                        ===============         ============        ============


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQITY

                For the Years Ended July 31, 1998, 1997 and 1996


                                  Common Stock                     Paid-in          Accumulated      Treasury
                               Shares           Amount             Capital            Deficit          Stock            Total
                               ------           ------             -------            -------          -----            -----
BALANCE - 8-1-95               9,681,813        $  3,873          $22,604,468       $ (17,756,379)     (12,792)        $ 4,839,170
   Issuance of stock             900,000             360              294,640                   -            -             295,000
   Net Loss                            -               -                    -          (4,478,096)           -          (4,478,096)
                              ----------      ----------         ------------     ---------------    ---------       -------------

BALANCE -7-31-96              10,581,813        $  4,233          $22,899,108       $ (22,234,475)   $ (12,792)        $   656,074
   Net income                          -               -                    -             316,375            -             316,375
                              ----------      ----------         ------------     ---------------    ---------       -------------

BALANCE - 7-31-97             10,581,813           4,233           22,899,108         (21,918,100)     (12,792)            972,449
   Issuance of stock          24,259,316           9,703            3,738,333                   -            -           3,748,036
   Net loss                            -               -                    -            (208,608)           -            (208,608)
                              ----------      ----------         ------------     ---------------    ---------       -------------

BALANCE - 7-31-98             34,841,129         $13,936          $26,637,441       $ (22,126,708)   $ (12,792)        $ 4,511,877
                              ==========      ==========         ============     ===============    =========       =============

The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended July 31, 1998, 1997 and 1996


                                                                                        1998             1997          1996
                                                                                        ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $  (208,608)        $ 316,375     $(4,478,096)
     Adjustments to reconcile net income (loss) to net
       Cash provided by (used in) operating activities:
            Depreciation and amortization                                             152,763           207,934         414,992
            Loss on sales of property, plant and equipment                                 23                 -       1,022,504
            Issuance of stock in lieu of compensation                                       -                 -         145,000
            Adjustment from pre-confirmation to
            Confirmation of liabilities subject to settlement
            Under reorganization proceedings                                          (98,863)                -               -
            Changes in operating assets and liabilties:
                  Receivables                                                        (261,986)         (350,868)        328,097
                  Prepayments                                                        (140,241)          (81,746)         76,439
                  Inventory                                                          (375,346)        1,014,763       1,009,497
                  Long-term receivables                                                     -                 -         500,000
                  Other assets                                                              -             1,644         170,933
                  Noncompete agreements                                                     -                 -          11,545
                  Notes receivable                                                    283,333                 -        (150,000)
                  Deferred income taxes                                                     -        (2,000,000)              -
                  Accounts payable and accrued expenses                                65,742           391,369         123,060
                  Accounts payable and accrued expenses,
                    which are subject to settlement under a plan
                    of reorganization.                                               (846,464)          290,751        (170,941)
                  Customer deposits                                                  (792,032)          656,026          (5,000)
                                                                                -------------       -----------    ------------
                    Net cash provided by (used in) operating Activities            (2,221,679)          446,248      (1,001,970)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of proeprty and equipment                                        600                 -       2,187,500
     Capital expenditures                                                             (18,837)          (15,407)              -
     Payment for patents                                                              (36,262)          (11,349)        (14,415)

                    Net cash provided by (used in) investing activities           $   (54,499)       $  (26,756)    $ 2,173,085
                                                                                -------------       -----------    ------------


The accompanying notes are an integral part of these financial statements

                          TAPISTRON INTERNATIONAL, INC.

                For the Years Ended July 31, 1998, 1997 and 1996


                                                                                   1998           1997              1996
                                                                                   ----           ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of debt                                                   -             599,970         1,210,495
    Principal pyaments of debt                                                  (4,667)         (1,008,665)         (381,809)
    Proceeds from issuance of debt which is subject to
          settlement under a plan of reorganization                                  -                   -           140,600

    Principal payments of debt which is subject to
          settlement under a plan of reorganization                                  -                   -        (2,372,678)
    Proceeds from issance of common stock                                    2,500,000                   -           150,000
                                                                         -------------       -------------    --------------

                 Net cash provided by (used in) financing
                  Activities                                                 2,495,333            (408,695)       (1,253,392)
                                                                         -------------       -------------    --------------


NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                219,155              10,797           (82,277)
      Cash and cash equivalents - beginning of year                             27,946              17,149            99,426
                                                                         -------------       -------------    --------------
      Cash and cash equivalents- end of year                              $    247,101       $      27,946    $       17,149
                                                                         =============       =============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
      Cash paid for interest                                             $     39,268        $      19,569    $       34,532
                                                                         ============        =============    ==============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES
      Equipment reclassified to inventory                                $   282,212         $     163,270    $      290,817
      Prepayment reclassified to property and
         Equipment                                                       $    85,400         $           -    $            -
      Inventory reclassified to equipment                                $   303,921         $           -    $            -
      Debt settled by issuance of stock                                  $ 1,225,330         $           -    $            -



The accompanying notes are an integral part of these financial statements

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The significant accounting policies and practices followed by Tapistron International, Inc. (the "Company") and its subsidiary are as follows:

Business and Credit Concentrations
----------------------------------
The Company is in the business of developing or acquiring proprietary technologies in the textile industry. To date, Company's efforts have been focused on the continued development, production and marketing of the computerized yarn placement (CYP) machine and the exploration of a second technology involving the dyeing of textile materials.

The Company's customers are not concentrated in any specific geographic region. See Note 13 for significant concentrations of sales to major customers, and there were significant accounts receivable from two customers of $237,500 and $706,945, respectively. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, histrocial trends, and other information. To reduce credit risk, the Company generally requires a down payment on large equipment orders, and international sales are generally secured by letters of credit.

The Company maintains its cash accounts with two banks located in Georgia and Tennessee, respectively. The total cash balances are insured by the FDIC up to $100,000 per bank. The Company would not realize a material loss as of July 31, 1998 in the event of nonperformance by the two banks.

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

CYP machines are reclassified from equipment to inventory when they are no longer being used as demonstration and/or lease machines and are considered as being held for sale to a potential customer.

Management evaluates inventory for impairment due to obsolescence and records an allowance for obsolete inventory when it appears that a decline in net realizable value has occurred. Management considers the impact of new technology on the Company's ability to effectively market and sell the inventory.

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

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

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

Revenue Recognition
-------------------
Sales and related cost of sales are recognized primarily at the time of shipment of the product. Sales and cost of sales may be recognized when the product is complete and ready for shipment if the customer requests the Company to hold the product and there are no uncertainties as to the consummation of the sale. Bill and hold sales have the same terms of payment, the same policies as to the right of return exist, and the average collection periods on accounts receivable are the same as on sales of shipped product. Although the Company holds the product, title has passed to the customer at time of billing. Upon recognition of sales, a reserve for estimated warranty and other related expenses is established. The reserve is periodically evaluated as to its adequacy for the anticipated expenses to be incurred during the limited warranty period.

Income Taxes
------------
Income taxes are computed based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Deferred tax assets and liabilities are recognized for the estimated future tax effects attributed to temporary differences between the book and tax bases of assets and liabilities and for carry-forward items. The measurement of current and deferred tax assets and liabilities is based on enacted tax law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

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

Certain Significant Estimates
-----------------------------
At July 31, 1998 and 1997, the Company had significant deferred tax assets relating to operating losses available for carry-forward. These deferred tax assets have been recorded under the guidelines of SFAS No.109, Accounting for Income Taxes, on the premise that future taxable income will more likely than not be adequate to realize future tax benefits of the available net operating loss carry-forwards. Under tax regulations, realization of tax benefits per period will be limited and full realization will depend on future taxable income over a number of years.

Reclassifications
-----------------
Certain reclassifications have been made in the previously reported financial statements to make prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or shareholders' equity.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Disclosures about Fair Values of Financial Instruments
------------------------------------------------------
The following methods and assumptions were used to estimate fair value for each class of financial instruments for which it is practicable to estimate that value.

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

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1998 or 1997.

NOTE 2 - ORGANIZATION
---------------------

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

NOTE 3 - INVENTORY
------------------

Inventory consists of the following components:

                                                       1998            1997
                                                  ------------     -----------
Raw materials                                     $   593,221      $   437,214
Work in process                                     1,007,925          793,788
                                                  -----------      -----------

                                                  $ 1,601,146      $ 1,231,002
                                                  ===========      ===========

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following major classifications:

                                                          1998                                         1997
                                            ------------------------------------        --------------------------------
                                                                   Accumulated                           Accumulated
                                                 Cost             Depreciation             Cost         Depreciation
                                                 ----             ------------             ----         ------------
Office furniture, fixtures and
 equipment                                  $   503,278           $   434,657           $   501,435       $   382,697
Machinery and equipment                         918,070               419,152               826,956           383,060
Vehicles                                         22,186                17,353                16,914            15,224
                                          -------------           -----------           -----------       -----------

                                            $ 1,443,534           $   871,162           $ 1,345,305       $   780,981
                                          =============           ===========           ===========       ===========

Depreciation expense totaled $390,125 for 1996, $171,642 for 1997 and $161,079 for 1998.

NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS
---------------------------------------------------------------------------

The Company filed a Voluntary Petition for Chapter 11 Bankruptcy on June 21, 1996. The original Plan of Reorganization of Tapistron International, Inc. was filed with the U.S. Bankruptcy Court ("the court") on November 21, 1996 (the "Plan"). An Amended and Restated Plan of Reorganization of Tapistron International, Inc. was filed with the Court on March 14, 1997 (the "Amended Plan") and confirmed on August 18, 1997. After confirmation, the Company proceeded with an issuance of common stock at the rate of $0.15 per share for a total of 16,666,666 shares. Under the Amended Plan of Reorganization, all creditors were paid in full (unless the creditor elected to accept a discounted amount or the creditor and the Company agreed to different terms), with interest from stock and cash payments.

In accordance with the Amended Plan, the treatment for each class of creditors is as follows:

Class 1: In accordance with the Company's Amended Plan, the allowed Class 1 Administrative Claims have been paid in full.

Class 2: The allowed Class 2 Claim of Metrahealth, Administrator for the Travelers, Employee Benefits Plan has been paid in full. (A)

Class 3: There were no Class 3 Claims.

Class 4: The allowed Administrative Claim of Avonwood Capital Corporation as the Company's investment banker for post-petition payments due for professional services to the Company is being satisfied in accordance with the terms of its employment as approved by the Court on November 12, 1996 and subsequently modified by the parties on August 11, 1997 over twenty (20) months by monthly retainer payments of $10,000 per month for nineteen (19) months and a final payment of $2,000 on the twentieth month, and issuance of 1,500,000 shares of the common stock of the Company, issued on November 12, 1997, pursuant to
Section 5.5 of the Amended Plan and Section 1145 of the Bankruptcy Code.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS -
-----------------------------------------------------------------------------
CONTINUED
---------

Class 5: The allowed Secured Claim of the holders of the Demoss Loan Documents, the Culbreath Loan Documents and the Parker Loan Documents, which were secured by liens upon the Company's personal property were paid from the liquidation of their collateral pre-confirmation. (B)

Class 6: The allowed claim of the holders of the Landav Loan Documents were satisfied in exchange for the issuance and delivery of 4,092,629 shares of common stock on November 24, 1997. (C)

Class 7: As provided for in the Amended Plan, each unsecured creditor shall receive its pro rata share (based on the amount of its allowed claim compared to the total of unsecured claims) of ( i) cash in the amount of $500,000 plus (ii) its pro rata share of a second aggregate payment of $500,000 together with interest, payable at $50,000 per new machine sale by the Company. The balance of the unsecured claims shall be paid as follows: Each unsecured creditor could elect one of two options with respect to the payment of the balance of its claims. Option 1: The sum of 15% of the balance of its claim. Option 2: The creditors pro rata share of 1,000,021 shares of common stock issued by the Company. At any time on or prior to September 30, 2000 (the "Final Settlement Date"), each unsecured creditor shall, at the sole and exclusive option of the Company, receive an additional cash payment or additional shares of common stock based on the average of the closing prices of the Company's common stock for the period that is not less than five (5) nor more than thirty-five (35) trading days prior to the Final Settlement Date such that the total amount received by the unsecured creditors pursuant to this Option 2, either in additional stock or cash, equals its pro rata share of the difference between the total amount of unsecured claims less all principal amounts to be paid pursuant to the first $500,000 and the second aggregate amount of $500,000. If between the August 29, 1997 (the "Effective Date") and the September 30, 2000, the average of the closing prices of the Company's stock for any five (5) consecutive trading day period multiplied by 1,000,021 exceeds the balance of unsecured claims multiplied by factor for time value or if any unsecured creditor shall sell, pledge, or trade the stock, directly or indirectly, issued to it, then such creditors shall no longer be entitled to any further distribution on the Final Settlement Date. On September 12, 1997, each holder of an allowed Class 7 unsecured claim received their pro rata share of the first $500,000 payment in cash and on November 28, 1997, the creditors that elected Option 1 received their 15% payment. In addition, the creditors that election Option 2 received their pro rate share of the 1,000,000 shares of common stock issued on November 25, 1997. As of July 31, 1998, the Company had paid out $150,000 toward the second $500,000 cash payment payable at $50,000 per new machine sale. (D,E,F)

Class 8: Each holder of an allowed Class 8 convenience claim, or those claimants electing Class 8 treatment received their payment in cash equal to the lesser of $1,200 or the allowed amount of such allowed convenience claim on September 19, 1997.
(G)

Class 9: The holders of the Class 9 claims had their equity interest in the Company diluted by the common stock of the Company issued to implement the Amended Plan and any existing preemptive rights to acquire and other rights to limit issuance of the Company's common stock have been canceled.

Class 10: The holders of the outstanding Redeemable Warrants to acquire common stock of the Company had their rights to acquire equity interests modified.

Class 11: The holders of outstanding options to acquire common stock of the Company have had their stock options canceled and rejected and shall hold no claim.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS -
-----------------------------------------------------------------------------
CONTINUED
---------

Class 12: The holders of outstanding, non-redeemable, non-public warrants to acquire common stock of the Company retain the rights as set forth under the various representative warrant agreements or other agreements with respect to non-public, non-redeemable warrants.

Class 13: The claim of Associates Commercial Corporation, Inc. shall be as set forth in the "Consent Order Allowing Use of Cash Collateral and Providing for Adequate Protection" entered by the Court on November 12, 1996.

In addition, the Company was authorized by the Court to incur secured debt on January 14, 1997 from Ameristar Capital Corporation. For services rendered, Ameristar Capital Corporation received a security interest and lien on one CYP Machine (No. 414) to secure repayment of the loan and to pay a placement fee of $25,000 to Avonwood Capital Corporation from the proceeds of the loan and issue 1,000,000 shares of the Company's common stock in accordance with its plan of reorganization.
Shares of common stock were issued as of November 25, 1997.

   Liabilities Subject to Settlement under Reorganization Proceedings:

July 31, 1997 Pre-confirmation                                                                            $  2,520,557
(A) Class 2 Metrahealth Claim                                                                             (      7,911)
(B) Class 5 Culbreath Loan Documents                                                                      (     50,000)
(C) Class 6 Landav Loan Documents exchanged for stock                                                     (    613,894)
(D) Class 7 First $500,000 payment                                                                        (    500,000)
(E) Class 7 Option 1 payment                                                                              (     89,300)
(F) Class 7 Option 2 shares issued for debt                                                               (    611,336)
(G) Class 8 Convenience Claims                                                                            (     49,253)
Adjustment from Pre-confirmation to Confirmation                                                          (     98,863)
                                                                                                          ------------
Second $500,000 to be payable $50,000 per new machine sale                                                $    500,000
Less:  Payments                                                                                           (    150,000)
                                                                                                          ------------

  Total liabilities subject to settlement under reorganization proceedings                                $    350,000
                                                                                                          ============

NOTE 6 - CONTINGENCIES
----------------------
Amended Plan
------------
Under the Amended Plan, the Class 7 unsecured creditors are to receive their pro rata share of the first $500,000 cash payment and their pro rata share of a second $500,000 cash payment, payable at $50,000 per new machine sale. With regard to the balance of their claim, each unsecured creditor could elect either
(1) 15% of the balance of its claim or (2) the creditors pro rata share of 1,000,021 shares of common stock issued by the Company. If between August 29, 1997 and September 30, 2000, the average of the closing prices of the Company's common stock for any five (5) consecutive trading day period multiplied by 1,000,021 exceeds the balance of unsecured claims multiplied by factor for time value or if any unsecured creditor shall sell, pledge, or trade the stock, directly or indirectly, issued to it, then such creditors shall no longer be entitled to any further distribution.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONTINGENCIES - (CONTINUED)
------------------------------------

July 31, 1998 closing market price                                                       $     0.3100
Shares issued to Class 7 (no fractional shares were issued)                                 1,000,021
                                                                                        -------------

Total Market Value of Class 7 Stock                                                           310,007

Balance of Class 7 unsecured claims                                                           611,336
Time value factor @8.75%                                                                   1.08320145
                                                                                        -------------

Total Liability of Class 7 Claims                                                             662,200

Total contingency for stock that will cover Class 7 debt                                $     352,193
                                                                                        =============

Going Concern
-------------
The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations and the realization of assets and the satisfaction of liabilities in the normal course of business. Recurring operating losses and negative cash flows from operating activities raise a question about the Company's ability to continue as a going concern. The Company emerged from bankruptcy protection when the final decree closed the case as of January 22, 1998.

The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) achieve satisfactory levels of future profitable operations (2) maintain adequate financing, and (3) provide sufficient cash from operations to meet future obligations.

The Company is anticipating increased sales, as marketing efforts are increased and as customers regain confidence in the financial stability of the Company. The Company has been focused on establishing and improving customer relationships, and ongoing research and development projects are building on current proven CYP technology at a steady pace.

Immediate emphasis is being placed on actively promoting the CYP machine in the domestic market, which is being handled by the Company's internal sales and marketing department. The primary markets outside the United States are in the Pacific Rim and Europe, and outside representatives will maintain foreign sales efforts.

Due to a number of domestic CYP machine installations over the past four years, CYP technology has been able to find some market areas for which it is well suited, the primary one being commercial/hospitality broadloom. This market, along with the rug market and residential broadloom, will be prime applications for the CYP machine. The CYP machine is not in the same market with low-end solid color carpet tufting machines, and our focus will continue to be on the manufacturers of high-end carpet, which is a value-added product market. So, as there has been an increasing trend toward product differentiating in the carpet industry, the future is continually looking brighter for this machine and for patterned tufting in general.

NOTE 7 - LEASES
---------------

In June 1996, the Company completed the refinancing of its main facility under a sale/leaseback arrangement. The facility was sold for $1.9 million, $1.86 million of which was used to pay off the existing mortgage. The Company then entered into an operating lease for a term of five years. The lease requires minimum annual rental payments of

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES (CONTINUED)
--------------------------

$317,625 in 1998, $333,506 in 1999, $350,182 in 2000, and $303,877 in 2001. The
Company has the option to purchase the property at any time during the lease term.

The Company also leases office space, warehouse space, and equipment under short-term operating leases. Rental expense under all operating leases totaled $52,442 for 1996, $244,143 for 1997 and $308,813 for 1998.

NOTE 8 - DEBT
-------------

Long-term debt consists of the following:
                                                                                          1998              1997
                                                                                        --------          -------
  5.8% Promissory note, maturing September 9, 1998, payable $375
     monthly including interest, collateralized by equipment                            $   744           $ 5,060

   Less:  Current portion                                                                   744             4,316
                                                                                        -------          --------

                                                                                        $     -           $   744
                                                                                        =======          ========

Interest expense on debt totaled $314,611 for 1996, $30,269 for 1997 and $39,268 for 1998.

NOTE 9 - STOCK OPTIONS
----------------------

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

The following table summarized option activity:
                                                                                          Number of          Option Price
                                                                                           Shares              Per Share
                                                                                           ------              ---------
Outstanding as of August 1, 1995                                                          1,992,003        $1.875 - $7.125
    Granted                                                                                 600,000        $  .50 - $  .87
    Exercised                                                                                     -                      -
    Expired                                                                                       -                      -
                                                                                         ----------
Outstanding as of July 31, 1996                                                           2,592,003        $  .50 - $7.125
    Granted                                                                                       -               -
    Exercised                                                                                     -               -
    Expired                                                                                       -               -
                                                                                        -----------
Outstanding as of July 31, 1997                                                           2,592,003        $  .50 - $7.125
    Granted                                                                                       -               -
    Exercised                                                                                     -               -
    Expires                                                                             (2,592,003)               -
                                                                                        -----------
Outstanding as of July 31, 1998                                                                   -
                                                                                        ===========

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - WARRANTS
------------------

During the year ended July 31, 1992, the Company issued redeemable warrants to purchase 2,587,500 shares of common stock of the Company at a purchase price of $8.10 per share, exercisable from June 24, 1993 through June 23, 1997. During the year ended July 31, 1995, warrants for the purchase of 50,000 shares at an exercise price of $1.00 were issued. Warrants for the purchase of 2,637,500 shares of the Company's common stock remain outstanding as of July 31, 1997 and 1998. Upon confirmation of the plan of reorganization, all redeemable warrants were modified to reduce the exercise price to $1.00 and the exercise period was extended to August 31, 2000.


NOTE 11 - RELATED PARTY TRANSACTIONS
------------------------------------

During the three years ended July 31, 1996, the Company borrowed various amounts from a principal shareholder and former director of the Company and his family members, who are also shareholders. The shareholder was a director during the year ended July 31, 1996. As of July 31, 1997, the Company was indebted to this shareholder in the amount of $614,000 through a line-of-credit agreement bearing interest at 10%. As of July 31, 1998, the Company's indebtedness was fulfilled. Common stock was issued in lieu of the debt through the chapter 11 reorganization.

During the year ended July 31, 1996, the Company expensed $219,000 in consulting, legal, and administrative fees owed to a principal shareholder. The Company was also indebted to this shareholder's law firm for $174,000 for legal fees in association with the reorganization.

During the year ended July 31, 1996, consulting fees of $50,000 were paid to a capital Company whose Chairman is a former director of the Company. Also, during the year ended July 31, 1996, $50,000 was borrowed from this capital Company.

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

During the year ended July 31, 1998, the Company paid $17,000 for consulting services from a company that is owned by a director of the Company.

During the year ended July 31, 1998, the Company made a $27,000 personal loan to an officer of the Company. The entire loan was paid back within the year.

During the year ended July 31, 1998, the Company paid approximately $5,000 for printing services from a company that is owned by the Chairman of the Company.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - DOMESTIC AND EXPORT SALES
-----------------------------------

The following table summarizes the sales of the Company:

                                                         1998                      1997                      1996
                                                         ----                      -----                     ----
North America                                        $4,475,535                 $1,041,189                $1,200,322
Asia                                                     22,198                     56,739                    24,822
Pacific Rim                                           1,120,954                  1,783,241                    58,854
Europe                                                   32,868                    744,923                    21,501
                                                     ----------               ------------              ------------
     Total sales                                     $5,651,555                 $3,626,092                $1,305,499
                                                     ==========               ============              ============

NOTE 13- MAJOR CUSTOMERS
------------------------

The Company operates in a single textile machinery line of business, encompassing the manufacture and service of the computerized yarn placement
(CYP) machine. The Company has seven customers whose sales represent a significant portion of sales in their line of business. Sales to one of these customers was in excess of 20% in 1998, 48% in 1997 and 0% in 1996. Sales to another customer accounted for 0% of net sales in 1998, 20% in 1997 and 0% in 1996. Sales to a third customer accounted for 0% in 1998, 19% in 1997 and 0% in 1996. Sales to a fourth customer accounted for 0% in 1998, 0% in 1997, and 46% in 1996. Sales to a fifth customer accounted for 39% in 1998, 0% in 1997, and 0% in 1996. Sales to a sixth customer accounted for 21% in 1998, 0% in 1997 and 0% in 1996. Sales to a seventh customer accounted for 20% in 1998, 0% in 1997 and 0% in 1996.

NOTE 14 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                            1998                               1997
                                                                       ---------------                    ---------------
Deferred tax assets
     Accounts receivable                                               $      11,675                      $      16,000
     Accrued expenses and reserves                                            15,819                             12,683
Net operating loss carry-forward                                           7,924,660                          8,642,000
     Valuation allowance                                                  (5,952,154)                        (6,670,683)
                                                                       -------------                      -------------
Net deferred tax assets                                                $   2,000,000                        $ 2,000,000
                                                                       =============                      =============

As of July 31, 1998, the Company had net operating loss carry-forwards of approximately $21,370,000 available to offset future taxable income, which will expire in various years through 2013.

Realization of deferred tax assets associated with the net operating loss carry-forwards and reversals of the temporary differences is dependent upon generating sufficient taxable income prior to expiration of the NOL carry-forwards. Even though the Company has incurred tax losses for eight of the past ten fiscal years, management believes that it is more likely than not, it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carry-forwards prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during the last three years. Specifically, cost savings by bringing Research and Development in house and by better usage of just-in-time inventory control. The Company has

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES - (CONTINUED)
------------------------------------

continued improvement in operating results. Management believes that a valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. Using 1997 as a base, taxable income will have to grow at an average annual compound rate of 31% in order to realize $2,000,000 of tax benefit prior to expiration.


NOTE 15 - YEAR 2000 COMPLIANCE
------------------------------

Existing computer programs of many businesses were developed with two-digit year identification without consideration of the upcoming change in century or millennium in the year 2000. Without addressing this issue, many computer programs could fail or produce erroneous results, creating considerable uncertainty and potentially adversely affecting the operations of the business.

The Company has been in the process of modifying its computer system and applications for the year 2000. It is expected that the project will be substantially completed during 1998 and that the final testing will be conducted in 1999. The Company is utilizing primarily internal staff for this conversion but is also using outside consultants where necessary. The cost of the project, which is immaterial to the Company, is expensed as incurred.


NOTE 16 - SUBSEQUENT EVENT
--------------------------
On August 3, 1998, the Company entered into a credit agreement with a bank. The credit agreement provided for a $250,000 revolving line of credit to be used for working capital purposes. The rate of interest is variable and is based on prime plus 2-1/2%. It is secured by accounts receivable and inventory, and matures on January 30, 1999. This credit agreement is subject to standard covenants, which, among other things, restrict the payment of dividends and incurrance of debt.

                          TAPISTRON INTERNATIONAL, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                              Additions
                                          Balance at          Charged to                     Balance
                                          Beginning           Cost and                       at End
                                          of Year             Expenses     Deductions        of Year
                                          -------             --------     ----------        -------
1998
----
Allowance for doubtful accounts             $ 39,905    $         -         $  8,349(1)       $ 31,556
Allowance for uncollectible long-
      term receivables                      $500,000    $         -         $      -          $500,000


1997
----
Allowance for doubtful accounts             $ 39,905    $         -         $      -          $ 39,905
Allowance for uncollectible long-
     term receivables                       $500,000    $         -         $      -          $500,000
Allowance for obsolete inventory            $978,656    $         -         $978,656(2)       $      -


1996
----
Allowance for doubtful accounts             $200,000    $         -         $160,095(1)       $ 39,905
Allowance for uncollectible long-
     term receivables                       $      -    $   500,000         $      -          $500,000
Allowance for obsolete inventory            $474,215    $   547,440         $ 42,999(2)       $978,656



(1)   Uncollectible accounts written off
(2)   Obsolete inventory written off