Form 10-Q
period 1998-10-31
TAPISTRON INTERNATIONAL INC
filed 1998-12-11
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1998

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-20309
                       -------

                          TAPISTRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                 58-1684918
                  -------                                 ----------
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                        Identification No.)

                              6203 Alabama Highway
                                  P.O. Box 1067
                                Ringgold, Georgia
                                   30736-1067
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (706) 965-9300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

           Class                               Outstanding at December 4, 1998
----------------------------------             -------------------------------
Common Stock $.0004 Par Value                             34,785,611

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of July 31, 1998 and October 31, 1998               3

    Condensed Consolidated Statements of Operations for the Three Months Ended
         October 31, 1997 and 1998                                                               5

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         October 31, 1997 and 1998                                                               6

    Notes to Condensed Consolidated Financial Statements                                         8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                                          10

PART II - OTHER INFORMATION

  ITEM 5 - OTHER INFORMATION                                                                    12

SIGNATURE                                                                                       13



                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              Condensed from
                                                              Audited Financial
                                                              Statements              Unaudited
                                                              July 31, 1998           October 31, 1998
                                                              ------------------      ----------------
CURRENT ASSETS
   Cash and Cash equivalents                                  $  247,101                $     12,786
   Receivables, net of allowance of $31,556
     as of July 31, 1998 and October 31, 1998,
     respectively                                                980,221                      80,018
   Receivables from employees                                      2,505                       3,186
   Note receivables                                               66,667                     641,667
   Inventory                                                   1,601,146                   1,623,604
   Prepayments                                                   140,788                     131,174
   Deferred income taxes                                         100,000                     100,000
                                                             -----------                ------------

            Total current assets                               3,138,428                   2,592,435
                                                             -----------                ------------

PROPERTY AND EQUIPMENT, NET                                      572,372                     593,818
                                                             -----------                ------------

OTHER ASSETS
   Long-term receivables, net of allowance of
     $500,000 as of July 31, 1998 and October
     31, 1998, respectively                                            -                           -
   Patents and patent license                                    265,941                     258,485
   Deferred income taxes                                       1,900,000                   1,900,000
   Other assets                                                    6,148                       5,624
                                                             -----------                ------------

            Total other assets                                 2,172,089                   2,164,109
                                                             -----------                ------------

           TOTAL                                              $5,882,889                  $5,350,362
                                                             ===========                ============

The accompanying notes are an integral
part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              Condensed from
                                                              Audited Financial
                                                              Statements              Unaudited
                                                              July 31, 1998           October 31, 1998
                                                              -------------           ----------------
CURRENT LIABILITIES
   Short-term debt                                            $        744              $     50,000
   Current portion of long-term debt                                     -                     3,426
   Accounts payable                                                137,966                   151,361
   Accrued expenses                                                386,115                   178,759
   Customer deposits                                               143,994                   120,033
                                                              ------------              ------------

            Total current liabilities                              668,819                   503,579
                                                              ------------              ------------

LIABILITIES SUBJECT TO SETTLEMENT
   UNDER REORGANIZATION PROCEEDINGS                                350,000                   250,000
                                                              ------------              ------------

CONTINGENT REORGANIZATION LIABILITY                                352,193                   426,786
                                                              ------------              ------------

LONG-TERM DEBT                                                           -                    10,893
                                                              ------------              ------------

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
     shares authorized: no shares issued and
     outstanding                                                         -                         -
   Common stock - $.0004 par value - 100,000,000
      shares authorized: 34,841,129 and 10,581,813
      shares issued at July 31, 1998 and October 31,
      1998, respectively                                            13,936                    13,936
   Additional paid in capital                                   26,637,441                26,562,847
   Accumulated deficit                                         (22,126,708)              (22,404,887)
   Treasury stock - 55,518 shares outstanding as
      of July 31, 1998 and October 31, 1998                        (12,792)                  (12,792)
                                                              ------------              ------------

            Total stockholders' equity                           4,511,877                 4,159,104
                                                              ------------              ------------

         TOTAL                                                  $5,882,889                $5,350,362
                                                              ============              ============

The accompanying notes are an integral
part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                    Three months              Three months
                                                    ended                     ended
                                                    October 31, 1997          October 31, 1998
                                                    ----------------          ----------------
SALES                                                $   1,249,830                $ 1,096,232

COST OF SALES                                              833,544                    704,403
                                                     -------------              -------------

     Gross profit                                          416,286                    391,829

OPERATING EXPENSES                                         647,420                    645,976
                                                     -------------              -------------

OPERATING LOSS                                            (231,134)                  (254,147)
                                                     -------------              -------------

OTHER INCOME (EXPENSE)
     Interest expense                                            -                       (235)
     Interest income                                        29,725                      2,469
     Loss on disposal of asset                                   -                     (2,820)
                                                     -------------              -------------

          Other income (expense)                            29,725                       (586)
                                                     -------------              -------------

Loss before reorganization items                          (201,409)                  (254,733)

REORGANIZATION ITEMS                                             -                    (23,446)
                                                     -------------              -------------

NET LOSS                                               $  (201,409)               $  (278,179)
                                                     =============              =============


EARNINGS PER SHARE

Net loss                                                     (0.01)                     (0.01)

Weighted average number of
shares outstanding                                      22,137,394                 34,785,611

The accompanying notes are an integral
part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                              Three months              Three months
                                                              ended                     ended
                                                              October 31, 1997          October 31, 1998
                                                              ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $    (201,409)              $  (278,179)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
       Depreciation and amortization                                 36,781                    40,162
       Loss on disposal of asset                                          -                     2,820
       Changes in operating assets and liabilities:
            (Increase) decrease in receivables                      405,930                   324,522
            (Increase) decrease in prepayments                      (20,140)                    9,614
            (Increase) decrease in inventory                       (552,786)                  (22,458)
            Increase (decrease) in accounts payable
               and accrued expenses                                (227,739)                 (193,961)
            Increase (decrease) in customer deposits               (798,039)                  (23,961)
            Increase (decrease) in liabilities subject to
               settlement under a plan of reorganization           (605,516)                 (100,000)
                                                              -------------             -------------

               Net cash used in operating activities             (1,962,920)                 (241,441)
                                                              -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for other assets                                        (18,238)                     (526)
   Capital expenditures                                             ( 2,930)                  (40,875)
                                                              -------------             -------------

               Net cash used in investing activities                (21,168)                  (41,401)
                                                              -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                         -                    50,000
   Proceeds from issuance of common stock                         2,500,000                         -
   Principal repayments of debt                                           -                    (1,473)
                                                              -------------             -------------

               Net cash provided by financing activities          2,500,000                    48,527
                                                              -------------             -------------

NET INCREASE (DECREASE) IN CASH:                                    515,912                  (234,315)
   Cash and cash equivalents - beginning of period                   27,946                   247,101
                                                              -------------             -------------

   Cash and cash equivalents - end of period                  $     543,858             $      12,786
                                                              =============             =============

The accompanying notes are an integral
part of the financial statements.



                          TAPISTRON INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   (UNAUDITED)

                                                              Three months              Three months
                                                              ended                     ended
                                                              October 31, 1997          October 31, 1998
                                                              ----------------          ----------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                     $           -             $         235

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Note payable for equipment                                             -                    15,046






The accompanying notes are an integral
part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1998

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of October 31, 1998 and the results of its operations for the three months ended October 31, 1997 and 1998, and cash flows for the three months ended October 31, 1997 and 1998. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (NET LOSS) PER SHARE
--------------------------------------

Earnings (net loss) per share is computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - INVENTORY
------------------

Inventory at October 31, 1998 consists of the following:

     Raw Material                                               $   656,179
     Work in Process                                                967,425
                                                                -----------

      Total                                                     $ 1,623,604
                                                                ===========

NOTE 4 - CONTINGENT REORGANIZATION LIABILITY
--------------------------------------------

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

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 4 - CONTINGENT REORGANIZATION LIABILITY - (CONTINUED)
---------------------------------------------------------

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

October 31, 1998 closing market price                                           $        0.2500
Shares issued to Class 7 (no fractional shares were issued)                           1,000,021
                                                                                ---------------

Total market value of Class 7 stock                                             $       250,005

Balance of Class 7 unsecured claims                                             $       611,336
Time value factor @ 8.75%                                                            1.10707078
                                                                                ---------------

Total liability of Class 7 claims                                               $       676,791

Total contingent liability for stock to cover Class 7 debt                      $       426,786
                                                                                ===============


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

Sales
-----
Revenues for the three months ended October 31, 1998 ("1998 Three Months") were $1,096,232 compared with $1,249,830 for the three months ended October 31, 1997 ("1997 Three Months"). Revenues during the 1997 Three Months included two machines, one of which was a used machine, compared to one machine during the 1998 Three Months.

Cost of Sales
-------------
Cost of sales was $704,403 for the 1998 Three Months, or 64% of sales, compared with $833,544 for the 1997 Three Months, or 67% of sales. The Company is continually making efforts to reduce the cost of parts and labor that comprise the cost of the CYP mahcine.

Operating Expenses
------------------
Operating expenses were $645,976 for the 1998 Three Months, or 59% of sales, compared with $647,420 for the 1997 Three Months, or 52% of sales. The increase in operating expenses as a percentage of sales was a result of a decrease in sales for the 1998 Three Months.

Liquidity and Capital Resources

The Company's highly liquid assets (cash and cash equivalents) at October 31, 1998 aggregated $12,786, a decrease from the $247,101 balance at July 31, 1998. Its working capital position at October 31, 1998 of $1,838,856 decreased from the comparable amount of $2,119,609 at July 31, 1998. The decrease in working capital resulted from cash used in operations during the 1998 Three Months.

Net cash used in operations for the 1998 Three Months was $241,441 compared to net cash used in operations of $1,962,920 for the 1997 Three Months. The decrease in cash used in operations was a result of reducing reorganization liabilities during the 1997 Three Months. Net cash used in investing activities totaled $41,401 for the 1998 Three Months compared to $21,168 for the 1997 Three Months. Net cash provided from financing activities for the 1998 Three Months totaled $48,527 compared with $2,500,000 for the 1997 Three Months. Included in the 1997 Three Months was the issuance of stock through a private placement which generated $2,500,000.

The Company believes its current cash needs will be adequately provided from anticipated cash generated from operations and short-term borrowings from its line of credit. No amounts were outstanding under this line of credit as of October 31, 1998. Long-term cash requirements, other than normal operating expenses, depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

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

Forward-looking Statements for Purposes of "Safe Harbor" Under the Private
--------------------------------------------------------------------------
Securities Reform Act of 1995
-----------------------------
The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond the 1998 Three Months are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

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


EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no Exhibits filed with this report.

(b) No reports on Form 8-K were filed during the quarterly period ended October 31, 1998.

SIGNATURES

Pursant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                               Tapistron International, Inc.
                                               -----------------------------
                                               (Registrant)


Date:     12-11-98                             /s/ J. Darwin Poe
          --------                             -----------------------------
                                               J. Darwin Poe
                                               (Signing on behalf of the
                                               registrant as President and
                                               Chief Executive Officer)