Form 10-Q
period 1999-01-31
TAPISTRON INTERNATIONAL INC
filed 1999-03-12
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1999

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

            Class                         Outstanding at March 12, 1999
-----------------------------             -----------------------------
Common Stock $.0004 Par Value                       34,785,611

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of July 31, 1998 and January 31, 1999               3

    Condensed Consolidated Statements of Operations for the Three Months Ended
         January 31, 1998 and 1999 and for the Six Months Ended January 31, 1998
         and 1999                                                                                5

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         January 31, 1998 and 1999                                                               6

    Notes to Condensed Consolidated Financial Statements                                         8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                                          10

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
   MARKET RISK                                                                                  12

PART II - OTHER INFORMATION

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                     12

SIGNATURE                                                                                       13



                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                     Condensed from
                                                     Audited Financial
                                                     Statements           Unaudited
                                                     July 31, 1998        January 31, 1999
                                                     -----------------    ----------------
CURRENT ASSETS
   Cash and Cash equivalents                            $  247,101         $   90,048
   Receivables, net of allowance of $31,556
     as of July 31, 1998 and January 31, 1999,
     respectively                                          980,221            285,035
   Receivables from employees                                2,505             12,479
   Note receivables                                         66,667          1,441,667
   Inventory                                             1,601,146          1,389,405
   Prepayments                                             140,788            140,836
   Deferred income taxes                                   100,000            100,000
                                                        ----------         ----------

            Total current assets                         3,138,428          3,459,470
                                                        ----------         ----------

PROPERTY AND EQUIPMENT, NET                                572,372            560,033
                                                        ----------         ----------

OTHER ASSETS
   Long-term receivables, net of allowance of
     $500,000 as of July 31, 1998 and January
     31, 1999, respectively                                     --                 --
   Patents and patent license                              265,941            249,977
   Deferred income taxes                                 1,900,000          1,900,000
   Other assets                                              6,148              5,099
                                                        ----------         ----------

            Total other assets                           2,172,089          2,155,076
                                                        ----------         ----------

           TOTAL                                        $5,882,889         $6,174,579
                                                        ==========         ==========

The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      Condensed from
                                                      Audited Financial
                                                      Statements                Unaudited
                                                      July 31, 1998             January 31, 1999
                                                      -----------------         ----------------
CURRENT LIABILITIES
   Short-term debt                                     $        744             $    800,000
   Current portion of long-term debt                             --                    2,310
   Accounts payable                                         137,966                  139,732
   Accrued expenses                                         386,115                  153,309
   Customer deposits                                        143,994                  209,245
                                                       ------------            -------------

            Total current liabilities                       668,819                1,304,596
                                                       ------------            -------------

LIABILITIES SUBJECT TO SETTLEMENT
   UNDER REORGANIZATION PROCEEDINGS                         350,000                  250,000
                                                       ------------            -------------

CONTINGENT REORGANIZATION LIABILITY                         352,193                  441,700
                                                       ------------            -------------

LONG-TERM DEBT                                                   --                   10,893
                                                       ------------            -------------

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
     shares authorized: no shares issued and
     outstanding                                                 --                       --
   Common stock - $.0004 par value - 100,000,000
      shares authorized: 34,841,129 and 10,581,813
      shares issued at July 31, 1998 and January 31,
      1999, respectively                                     13,936                   13,936
   Additional paid in capital                            26,637,441               26,547,934
   Accumulated deficit                                  (22,126,708)             (22,381,688)
   Treasury stock - 55,518 shares outstanding as
      of July 31, 1998 and January 31, 1999             (    12,792)             (    12,792)
                                                       ------------            -------------

            Total stockholders' equity                    4,511,877                4,167,390
                                                       ------------            -------------

         TOTAL                                         $  5,882,889             $  6,174,579
                                                       ============            =============

The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                            Three months ended               Six Months ended
                                                 January 31,                    January 31,
                                            1998              1999        1998              1999
                                            ----              ----        ----              ----
SALES                                 $  1,497,092    $  1,650,145    $  2,746,921    $  2,746,377

COST OF SALES                              836,623         994,591       1,670,167       1,698,994
                                      ------------    ------------    ------------    ------------

     Gross profit                          660,469         655,554       1,076,754       1,047,383

OPERATING EXPENSES                         491,764         598,155       1,139,183       1,242,860
                                      ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                    168,705          57,399         (62,429)       (195,477)
                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                      (20,279)        (28,891)        (20,279)        (30,397)
     Interest income                         2,905             161          32,630           2,630
     Loss on disposal of asset                  --              --              --          (2,820)
                                      ------------    ------------    ------------    ------------


          Other income (expense)           (17,374)        (28,730)         12,351         (30,587)
                                      ------------    ------------    ------------    ------------

Income (Loss) before reorganization
  Items                                    151,331          28,669         (50,078)       (226,064)

REORGANIZATION ITEMS                            --          (5,469)             --         (28,915)
                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS)                     $    151,331    $     23,200    $    (50,078)   $   (254,979)
                                      ============    ============    ============    ============


EARNINGS PER SHARE

Net loss                                     0.005           0.001          (0.002)         (0.007)

Weighted average number of
shares outstanding                      32,804,920      34,785,611      27,462,709      34,785,611

The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                              Six months             Six months
                                                              ended                  ended
                                                              January 31, 1998       January 31, 1999
                                                              ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $   (50,078)               $  (254,979)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
       Depreciation and amortization                             80,029                     82,454
       Loss on disposal of asset                                     --                      2,820
       Changes in operating assets and liabilities:
            (Increase) decrease in receivables                  130,102                   (689,788)
            (Increase) decrease in prepayments                  (77,424)                       (48)
            (Increase) decrease in inventory                   (623,111)                   210,996
            Increase (decrease) in accounts payable
               and accrued expenses                            (207,371)                  (231,040)
            Increase (decrease) in customer deposits           (833,592)                    65,251
            Increase (decrease) in liabilities subject to
               settlement under a plan of reorganization       (795,328)                  (100,000)
                                                            -----------                -----------

               Net cash used in operating activities         (2,376,773)                  (914,335)
                                                            -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for other assets                                    (23,673)                        --
   Capital expenditures                                         (13,565)                   (40,875)
                                                            -----------                -----------

               Net cash used in investing activities            (37,239)                   (40,875)
                                                            -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                               400,000                    900,000
   Proceeds from issuance of common stock                     2,500,000                         --
   Principal repayments of debt                                (285,428)                  (101,843)
                                                            -----------                -----------

               Net cash provided by financing activities      2,614,572                    798,157
                                                            -----------                -----------

NET INCREASE (DECREASE) IN CASH:                                200,560                   (157,053)
   Cash and cash equivalents - beginning of period               27,946                    247,101
                                                            -----------                -----------

   Cash and cash equivalents - end of period                $   228,506                $    90,048
                                                            ===========                ===========

The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   (UNAUDITED)

                                                  Six months            Six months
                                                  ended                 ended
                                                  January 31, 1998      January 31, 1999
                                                  ----------------      ----------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest                           $   17,597             $   27,388
                                                    ==========             ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Note payable for equipment                       $       --                 15,046
   Issuance of stock in lieu of professional fees      375,000                     --
   Issuance of stock for reorganization debt         1,225,230                     --
                                                    ==========             ==========


The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1999

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of January 31, 1999 and the results of its operations for the three and six months ended January 31, 1998 and 1999, and cash flows for the six months ended January 31, 1998 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. The results of operations for the six months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (NET LOSS) PER SHARE
--------------------------------------

Earnings (net loss) per share is computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - INVENTORY
------------------

Inventory at January 31, 1999 consists of the following:

     Raw Material                                                  $  688,707
     Work in Process                                                  700,698
                                                                  -----------

      Total                                                       $ 1,389,405
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

January 31, 1999 closing market price                                           $       0.2500
Shares issued to Class 7 ( no fractional shares were issued)                         1,000,021
                                                                                --------------

Total market value of Class 7 stock                                             $      250,005

Balance of Class 7 unsecured claims                                             $      611,336
Time value factor @ 8.75%                                                           1.13146609
                                                                                --------------

Total liability of Class 7 claims                                               $      691,705

Total contingent liability for stock to cover Class 7 debt                      $      441,700
                                                                                ==============

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

Results of Operations

Sales
-----
Revenues for the three months ended January 31, 1999 were $1,650,145 compared with $1,497,092 for the three months ended January 31, 1998. The Company manufactures and sells various sizes and configurations of the CYP Machine. The increase in revenues in the three months ended January 31, 1999 is the result of the product mix of CYP Machines sold during that period. Revenues for the six months ended January 31, 1999 were $2,746,377 compared with $2,746,921 for the six months ended January 31, 1998.

Cost of Sales
-------------
Cost of sales for the three months ended January 31, 1999 were $994,591, or 60% of sales, compared with $836,623, or 56% of sales, for the three months ended January 31, 1998. Cost of sales for the six months ended January 31, 1999 were $1,698,994, or 62% of sales, compared with $1,670,167, or 61% of sales, for the six months ended January 31, 1998.

Operating Expenses
------------------
Operating expenses were $598,155 for the three months ended January 31, 1999 compared with $491,764 for the three months ended January 31, 1998. Operating expenses were $1,242,860 for the six months ended January 31, 1999 compared with $1,139,183 for the six months ended January 31, 1998. The increase in operating expenses is a result of higher personnel costs and increased marketing expenses. In an effort to increase sales, the Company has expanded its marketing program through attendance of more trade shows, carpet and rug shows, and international shows.

Liquidity and Capital Resources

The Company's highly liquid assets (cash and cash equivalents) at January 31, 1999 aggregated $90,048, a decrease from the $247,101 balance at July 31, 1998. Its working capital position at January 31, 1999 of $1,904,875 decreased from the comparable amount of $2,119,609 at July 31, 1998. The decrease in working capital resulted from cash used in operations of the Company during the six months ended January 31, 1999. At January 31, 1999, notes receivable totaled $1,441,667 compared to $66,667 at July 31, 1998. The increase was a result of two short-term notes signed for the sale of two CYP Machines during the second quarter. Subsequently, one note paid was paid and cancelled on February 12, 1999.

Net cash used in operations for the six months ended January 31, 1999 was $914,335 compared to net cash used in operations of $2,376,773 for the six months ended January 31, 1998. The decrease in cash used in operations was a result of more cash required in reducing reorganization liabilities in the prior year. Net cash used in investing activities totaled $40,875 for the six months ended January 31, 1999 compared to $37,239 used in investing activities during the six months ended January 31, 1998. Net cash provided by financing was $798,157 during the six months ende January 31, 1999 compared to cash provided by financing activities of $2,614,572 during the six months ended January 31, 1998. During the six months ended January 31, 1999, the Company received proceeds of $900,000 from short-term borrowings in order to meet cash needs.

The Company believes its current cash needs will be adequately provided from anticipated cash generated from operations, short-term borrowings and its line of credit. Long-term cash requirements, other than normal operating expenses, depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

Year 2000 Compliance
--------------------
The Company has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that with further modifications to existing software and conversion to new software, the "year 2000 issue" will not pose significant operational problems for the Company's computer systems as so modified and converted and that the cost of such modifications and conversions will not have a material impact on the Company's financial statements.

Forward-looking Statements for Purposes of "Safe Harbor" Under the Private
--------------------------------------------------------------------------
Securities Reform Act of 1995
-----------------------------
The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond the January 31,1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no Exhibits filed with this report.

(b) No reports on Form 8-K were filed during the quarterly period ended January 31, 1999.

                                   SIGNATURES

Pursant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                                Tapistron International, Inc.
                                                -----------------------------
                                                (Registrant)


Date:   3-12-99                                 /s/ Rodney C. Hardeman, Jr.
        -------                                 ----------------------------
                                                Rodney C. Hardeman, Jr.
                                                (Signing on behalf of the
                                                registrant as President and
                                                Chief Executive Officer)