Form 10-Q
period 1999-04-30
TAPISTRON INTERNATIONAL INC
filed 1999-06-10
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

              Class                      Outstanding at June 9, 1999
-------------------------------------    ---------------------------
    Common Stock $.0004 Par Value                 34,785,611

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of July 31, 1998 and April 30, 1999                    3

   Condensed Consolidated Statements of Operations for the Three Months Ended
     April 30, 1998 and 1999 and for the Nine Months Ended April 30, 1998 and 1999                 5

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     April 30, 1998 and 1999                                                                       6

   Notes to Condensed Consolidated Financial Statements                                            8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                                            10

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
   MARKET RISK                                                                                    12

PART II - OTHER INFORMATION

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                      12

SIGNATURE                                                                                         13


                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                     Condensed from
                                                     Audited Financial
                                                     Statements                Unaudited
                                                     July 31, 1998             April 30, 1999
                                                     ------------------        --------------
CURRENT ASSETS
   Cash and Cash equivalents                           $  247,101                 $  328,247
   Receivables, net of allowance of $31,556
     And $26,662 as of July 31, 1998 and
     April 30,1999, respectively                          980,221                    152,513
   Receivables from employees                               2,505                     11,495
   Note receivables                                        66,667                    391,667
   Inventory                                            1,601,146                  1,704,403
   Prepayments                                            140,788                    295,271
   Deferred income taxes                                  100,000                    100,000
                                                       ----------                 ----------

            Total current assets                        3,138,428                  2,983,596
                                                       ----------                 ----------

PROPERTY AND EQUIPMENT, NET                               572,372                    813,922
                                                       ----------                 ----------

OTHER ASSETS
   Long-term receivables, net of allowance of
     $500,000 as of July 31, 1998 and April
     30, 1999                                                  --                         --
   Patents and patent license                             265,941                    241,995
   Deferred income taxes                                1,900,000                  1,900,000
   Other assets                                             6,148                      4,574
                                                       ----------                 ----------

            Total other assets                          2,172,089                  2,146,569
                                                       ----------                 ----------

           TOTAL                                       $5,882,889                 $5,944,087
                                                       ==========                 ==========

The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     Condensed from
                                                     Audited Financial
                                                     Statements                Unaudited
                                                     July 31, 1998             April 30, 1999
                                                     -------------             --------------
CURRENT LIABILITIES
   Short-term debt                                     $        744               $    758,897
   Current portion of long-term debt                             --                      1,168
   Accounts payable                                         137,966                    246,848
   Accrued expenses                                         386,115                    210,215
   Customer deposits                                        143,994                    100,000
                                                       ------------               ------------

            Total current liabilities                       668,819                  1,317,128
                                                       ------------               ------------

LIABILITIES SUBJECT TO SETTLEMENT
   UNDER REORGANIZATION PROCEEDINGS                         350,000                    100,000
                                                       ------------               ------------

CONTINGENT REORGANIZATION LIABILITY                         352,193                    472,543
                                                       ------------               ------------

LONG-TERM DEBT                                                   --                     10,893
                                                       ------------               ------------

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
     shares authorized: no shares issued and
     outstanding                                                 --                         --
   Common stock - $.0004 par value - 100,000,000
      shares authorized: 34,841,129 shares issued at
      July 31, 1998 and April 30, 1999                       13,936                     13,936
   Additional paid in capital                            26,637,441                 26,517,091
   Accumulated deficit                                  (22,126,708)               (22,474,712)
   Treasury stock - 55,518 shares outstanding as
      of July 31, 1998 and April 30, 1999               (    12,792)               (    12,792)
                                                       ------------               ------------

            Total stockholders' equity                    4,511,877                  4,043,523
                                                       ------------               ------------

         TOTAL                                         $  5,882,889               $  5,944,087
                                                       ============               ============

The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                        Three months ended              Nine Months ended
                                             April 30,                      April 30,
                                       1998              1999         1998              1999
                                     ---------         ---------    ---------         ---------
SALES                              $    954,692    $    978,932    $  3,701,614    $  3,725,308

COST OF SALES                           576,976         446,322       2,247,143       2,145,315
                                   ------------    ------------    ------------    ------------

     Gross profit                       377,716         532,610       1,454,470       1,579,993

OPERATING EXPENSES                      594,452         587,451       1,745,432       1,830,311
                                   ------------    ------------    ------------    ------------

OPERATING LOSS                         (216,736)        (54,841)       (290,961)       (250,318)
                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                    (2,175)        (32,724)        (10,657)        (63,121)
     Interest income                      3,018               9          35,648           2,639
     Loss on disposal of asset               --              --              --          (2,820)
                                   ------------    ------------    ------------    ------------


          Other income (expense)            843         (32,715)         24,990         (63,302)
                                   ------------    ------------    ------------    ------------

Loss before reorganization
  Items                                (215,892)        (87,556)       (265,971)       (313,620)

REORGANIZATION ITEMS                         --          (5,469)             --         (34,384)
                                   ------------    ------------    ------------    ------------

NET LOSS                           $   (215,892)   $    (93,025)   $   (265,971)   $   (348,004)
                                   ============    ============    ============    ============

EARNINGS PER SHARE

Net loss                                 (0.006)         (0.003)         (0.009)         (0.010)

Weighted average number of
shares outstanding                   34,785,611      34,785,611      28,906,466      34,785,611

The accompanying notes are an integral part of the financial statements.


                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                              Nine months               Nine months
                                                              ended                     ended
                                                              April 30, 1998            April 30, 1999
                                                              ------------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $  (265,971)                  $  (348,004)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
       Depreciation and amortization                            143,490                       135,401
       Loss on disposal of asset                                     --                         2,820
       Changes in operating assets and liabilities:
            (Increase) decrease in receivables                  629,854                       493,718
            (Increase) decrease in prepayments                  (33,151)                     (154,483)
            (Increase) decrease in inventory                   (504,923)                     (103,257)
            Increase (decrease) in accounts payable
               and accrued expenses                            (186,360)                      (67,018)
            Increase (decrease) in customer deposits           (836,026)                      (43,994)
            Increase (decrease) in liabilities subject to
               settlement under a plan of reorganization       (945,328)                     (250,000)
                                                            -----------                   -----------

               Net cash used in operating activities         (1,998,414)                     (334,817)
                                                            -----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for other assets                                    (23,939)                           --
   Capital expenditures                                         (18,214)                     (339,205)
                                                            -----------                   -----------

               Net cash used in investing activities            (42,153)                     (339,205)
                                                            -----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                               400,000                     1,150,000
   Proceeds from issuance of common stock                     2,500,000                            --
   Principal repayments of debt                                (402,622)                     (394,832)
                                                            -----------                   -----------

               Net cash provided by financing activities      2,497,378                       755,168
                                                            -----------                   -----------

NET INCREASE (DECREASE) IN CASH:                                456,811                        81,146
   Cash and cash equivalents - beginning of period               27,946                       247,101
                                                            -----------                   -----------

   Cash and cash equivalents - end of period                $   484,757                   $   328,247
                                                            ===========                   ===========

The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   (UNAUDITED)

                                                              Nine months              Nine months
                                                              ended                    ended
                                                              April 30, 1998           April 30, 1999
                                                              ------------------       --------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                       $   19,772              $   60,112
                                                                ==========              ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Note payable for equipment                                   $       --                  15,046
   Inventory reclassified to equipment                                  --                 298,330
   Issuance of stock in lieu of professional fees                  375,000                      --
   Issuance of stock for reorganization debt                     1,225,230                      --
                                                                ==========              ==========


The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1999

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of April 30, 1999 and the results of its operations for the three and nine months ended April 30, 1998 and 1999, and cash flows for the nine months ended April 30, 1998 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1998. The results of operations for the six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (NET LOSS) PER SHARE
--------------------------------------

Earnings (net loss) per share is computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - INVENTORY
------------------

Inventory at April 30, 1999 consists of the following:

     Raw Material                                                    $  915,108
     Work in Process                                                    789,295
                                                                    -----------

      Total                                                          $1,704,403
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

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 4 - CONTINGENT REORGANIZATION LIABILITY - (CONTINUED)
----------------------------------------------------------

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

April 30, 1999 closing market price                                             $        0.2344
Shares issued to Class 7 (no fractional shares were issued)                           1,000,021
                                                                                ---------------

Total market value of Class 7 stock                                             $       234,405

Balance of Class 7 unsecured claims                                             $       611,336
Time value factor @ 8.75%                                                            1.15639897
                                                                                ---------------

Total liability of Class 7 claims                                               $       706,948

Total contingent liability for stock to cover Class 7 debt                      $       472,543
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

Results of Operations

Sales
-----
Revenues for the three months ended April 30, 1999 were $978,932 compared with $954,692 for the three months ended April 30, 1998. Revenues for the nine months ended April 30, 1999 were $3,725,308 compared with $3,701,614 for the nine months ended April 30, 1998.

Cost of Sales
-------------
Cost of sales for the three months ended April 30, 1999 were $446,322, or 46% of sales, compared with $576,976, or 60% of sales, for the three months ended April 30, 1998. Cost of sales for the nine months ended April 30, 1999 were $2,145,315, or 58% of sales, compared with $2,247,143, or 61% of sales, for the nine months ended April 30, 1998. The decrease in cost of sales as a percentage of sales was the result of selling a used CYP Machine during the three months ended April 30, 1998.

Operating Expenses
------------------
Operating expenses were $587,451 for the three months ended April 30, 1999 compared with $594,452 for the three months ended April 30, 1998. Operating expenses were $1,830,311 for the nine months ended April 30, 1999 compared with $1,745,432 for the nine months ended April 30, 1998. The increase in operating expenses is a result of increased research and development expenses. The Company has developed attachments that can be retrofitted to the CYP Machine and allows more flexibility in the types of products produced.

Other Expenses
--------------
Interest expense was $32,724 for the three months ended April 30, 1999 compared with $2,175 for the three months ended April 30, 1998. Interest expense was $63,121 for the nine months ended April 30, 1999 compared with $10,657 for the nine months ended April 30, 1998. The increase in interest expense was due to increased short-term borrowings.

Liquidity and Capital Resources

The Company's highly liquid assets (cash and cash equivalents) at April 30, 1999 aggregated $328,247, an increase from the $247,101 balance at July 31, 1998. Its working capital position at April 30, 1999 of $1,566,468 decreased from the comparable amount of $2,119,609 at July 31, 1998. The decrease in working capital resulted from an increase in current liabilities of the Company during the nine months ended April 30, 1999. At April 30, 1999, short-term debt totaled $758,897 compared to $744 at July 31, 1998. The increase was a result of acquiring two short-term loans, one due in August 1999 and the other due in September 1999.

Net cash used in operations for the nine months ended April 30, 1999 was $334,817 compared to net cash used in operations of $1,998,414 for the nine months ended April 30, 1998. The decrease in cash used in operations was a result of more cash required in reducing reorganization liabilities in the prior year. Net cash used in investing activities totaled $339,205 for the nine months ended April 30, 1999 compared to $42,153 used in investing activities during the nine months ended April 30, 1998. The increase was a result of the Company manufacturing a 2 meter machine to be used as a sample machine in order to provide potential customers with samples and a first hand look at a machine in production. Net cash provided by financing was $755,168 during the nine months ended April 30, 1999 compared to cash provided by financing activities of $2,497,378 during the nine months ended April 30, 1998. During the nine months ended April 30, 1999, the Company received proceeds of $1,150,000 from short-term borrowings in order to meet cash needs. As of April 30, 1999, the Company had available $250,000 on its line of credit.

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

Forward-looking Statements for Purposes of "Safe Harbor" Under the Private
--------------------------------------------------------------------------
Securities Reform Act of 1995
-----------------------------
The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond the April 30, 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

EXHIBITS AND REPORTS ON FORM 8-K

There are no Exhibits or Form 8-K's filed with this report.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,


                                                  Tapistron International, Inc.
                                                  (Registrant)

Date:  6-9-99                                     /s/ Floyd S. Koegler, Jr.
-------------                                     -------------------------
                                                  Floyd S. Koegler, Jr.
                                                  (Signing on behalf of the
                                                  registrant as Vice-President
                                                  and Chief Financial Officer)