Form 10-K
period 1999-07-31
TAPISTRON INTERNATIONAL INC
filed 1999-10-29
CIK 800193

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

Form l0-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For the fiscal year ended July 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-20309

                          TAPISTRON INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                        58-1684918
          -------                                        ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

    6203 Alabama Highway; Ringgold, GA                   30736-1067
    ----------------------------------                   ----------
 (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number including area code:      (706) 965-9300
                                                           --------------

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

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

Yes   [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

On September 30, 1999, there were 34,785,611 shares of $.0004 Par value Common Stock outstanding.

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

         The Company's initial technology has been the development of a Computerized Yarn Placement ("CYP") machine, for producing tufted carpets and rugs in highly versatile patterns, colors and textures. The Company believes that the potential market for its technologically advanced tufting machine lies with manufacturers that wish to meet the growing demand for patterned products witnessed in the commercial and residential floor covering markets. Virtually all existing machines, which produce piled products by inserting tufts of yarn into a primary backing, are limited in their ability to produce a broad range of patterned, multi-colored and multi-textured products. Most existing weaving looms, which create the primary backing in the weaving process, require an extremely time consuming and labor intensive process to effect pattern and color changes. The Company's CYP machine requires only minutes to change pattern, color, texture and density combinations. Because of its compatibility with commercially available pattern entry systems, such as those used by many major textile manufacturers, virtually any hand-drawn, painted, photographed or scanned image can be reproduced on the finished tufted product. The CYP machine is not in the same market as, and will not compete with, low end solid color plain cut pile carpet producing equipment, but is designed to provide an alternative to current methods of producing patterned products.

         The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the Code on June 21, 1996 under the jurisdiction of the Court for the Northern District of Georgia. The Court confirmed the Company's Amended Plan on August 18, 1997. Under the terms of the Amended Plan, Classes 1 through 5 and 8 received payment in full. Class 6 had its Claim satisfied by issuance of Debtor's common stock. Class 7, unsecured creditors, were paid in full, unless they voluntarily agreed to accept a lesser sum, through a combination of stock and cash in satisfaction of their Allowed Claims or to the extent that they receive payment as a Convenience Claim on the Distribution Date. The Debtor's shareholders retained their interests subject to dilution for the Debtor's common stock to be issued pursuant to the Plan. Debtors option holders had their options cancelled. As part of the Company's negotiations with its creditors under the Amended Plan, the Company sold 16,666,666 shares of its $.0004 par value common stock for $0.15 per share, issued 1,500,000 shares of its Common Stock to Avonwood Capital Corporation for investment banking services, and issued 6,092,650 shares of its common stock, in the aggregate, to certain creditors. All claim objections filed by the debtors have been resolved. The Company emerged from Chapter 11 Protection on January 22, 1998 and the Company's only open liability is a contingent liability for the stock that was issued to the Class 7 creditors. (See Note 6 - Contingencies in the notes to the financials.)

Industry

         The textile industry is one of the major industrial classifications in the United States economy. Many of the individual segments within the textile industry are themselves considered separate industries. The existing technologies of the Company focus on the carpet industry. Total annual dollars spent in 1998, based on Department of Commerce reports were approximately $10.4 billion wholesale dollars. The carpet industry is virtually immune from imported carpet products.

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

         During recent years, carpet manufacturers in the United States have experienced a substantial increase in demand for patterned carpets, particularly in the commercial carpet market. For the year ended December 31, 1998, the U. S. Department of Commerce reported in its Current Industrial Reports (the "Reports") that total industry shipments of carpets was over 1.71 billion square yards. The Reports further indicated that, from 1988 to 1993, the percentage of patterned carpet styles produced in the United States for the commercial market (comprised of broadloom and modular products) rose from 23% of the commercial market to 36% of the commercial market. The percentage of patterned carpet styles being produced for the commercial market in 1998 in the United States was 42%. The residential carpet market has also witnessed an increased demand for patterned styles. The report demonstrates that, from 1988 to 1998, the percentage of patterned carpet styles being produced in the United States for the residential market rose from less than 1% of the residential market to above 3% of the residential market. This trend for more patterned carpets in the domestic market is where the Company's technology is poised to exploit this increased demand. Moreover, the Company believes that worldwide demand will expand the patterned carpet market considerably.

         There are currently three principal methods of manufacturing patterned, machine-made, pile-faced floor coverings. The first method is the traditional weaving process utilizing either of two basic types of looms: the Axminster, which traces its origins back to the 1800s, or the Wilton, the dominant weaving machine used in the United Kingdom and Europe which was first introduced in the early 1800s. A second method involves printing or dyeing finished carpeting using either a jet spray technique or flat bed screening. The third method involves modifications to conventional tufting machinery to produce carpets with high/low pile and/or geometric patterns. These include (i) single or double shifting needle bars, which are mechanically controlled devices for producing geometric and small pattern repeats, (ii) scroll patterning attachments which create pattern through high/low pile configurations by varying the speed at which yarn is fed into each needle and (iii) individual controlled needles
(ICN), a method of creating pattern by "over-tufting" - implanting extra yarn into a plain, previously tufting carpet. An enhanced version of the ICN technology, the Colortec, is probably the CYP machine's closest competitor. The range of patterns capable of being produced by such modifications to conventional tufting machines is restricted, however, because of mechanical limitations associated with these technologies. Although the CYP machine is not in the same market as, and will not compete with, solid color carpet producing equipment, the Company believes its CYP machine offers numerous advantages over existing methods of producing patterned, machine-made, pile-faced floor coverings in terms of time and cost efficiencies, versatility of pattern, color and texture and ease of changing design parameters without the disadvantages associated with conventional methods. Such disadvantages include the limited pattern flexibility of existing tufting machine and the limited textures or density characteristics associated with weaving looms, and the large creel loads of yarn required to make a given pattern.

Product Overview

         The CYP machine is a patented process designed for the manufacture of patterned tufted floor coverings with greater flexibility than conventional tufting machines currently on the market. The CYP machine incorporates an innovative technology for computerized yarn placement, whereby up to six colors and/or types of yarn per needle are electromechanically selected, placed into position within the machine's unique needle configuration and then injected into a primary backing as directed by a computer utilizing the Company's proprietary software. While the CYP machine needle-bar is stationary from side to side, the primary backing can be shifted laterally as it is fed through the machine, enabling the machine to produce products with more tufts per square inch (resulting in greater density) than any other mechanical method currently available.

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

         A primary advantage of the CYP machine over conventional machine tufting and weaving methods is the minimal amount of time required to change pattern, color, and texture and construction combinations. Whereas several hours to several days are required to set up conventional machines to create certain construction combinations, affecting a construction change with a CYP machine requires only the touching of a computer screen - approximately a thirty-second operation. The touch screen system controls the entire machine's parameters with the exception of pile height, which is adjusted manually. Set-up of a CYP machine can be accomplished in less time than it takes a competitive machine to set up. This characteristic of the CYP machine allows manufacturers to economically undertake short production runs in order to meet customer needs and specifications. It also offers a means of supplying salespeople with a wide variety of sample products to meet the particular interests of potential customers within a matter of days.

         The CYP machine also offers greater textural capabilities than other existing carpet manufacturing methods. On a CYP machine, different types of yarn can be placed in a variety of patterns according to the designer's preference. The resulting carpet contains a textural design, which is not easily obtainable by other methods. The CYP machine can make cut pile, level loop, high-low loop and cut loop all on the same machine. No other styling or weaving machine has this versatility.

         The CYP machine is compatible with a commercially available computerized pattern entry system. A typical pattern entry system enables a designer to create designs or patterns efficiently on a computer screen and quickly modifies or rearranges colors or other aspects of the design or pattern. Such pattern entry systems are widely used in the carpet industry.

Manufacturing

         The Company's facilities, which were constructed in July 1993, are located in Ringgold, Georgia. The Company manufactures various sizes of the CYP machine at its manufacturing facility. The manufacturing facility is capable of supporting manufacturing requirements for the foreseeable future. The Company engages no subcontractors for any part of the manufacturing process.

Suppliers

         The Company purchases the frames for its existing CYP machine from local tool and die manufacturers, which fabricate the frames in accordance with Company specifications. The Company purchases the motors and other various mechanical components of the existing CYP machine as custom-made or stock components from unaffiliated outside suppliers. The Company believes that alternative sources or substitutes of most of the components for the CYP machines can be developed, if necessary. To date, the Company has not experienced any delays in delivery of components. The Company expects to maintain an inventory of parts and completed machines, which will alleviate any short-term supply problems. In addition, the Company orders components as purchase orders are received from the customers.

Sales, Marketing and Servicing

         The Company markets its CYP machines to textile industry concerns engaged in the manufacture of commercial and residential floor coverings. The purchase price of the CYP machine systems varies from $550,000 to $1,250,000 based on the configuration chosen.

         The Company offers a limited warranty on the CYP machine system and provides maintenance and support to customers following the installation of the CYP machine system. Approximately one week of on-site training of a tufting machine operator is required for proficient use of the CYP machine. This training of operators is normally completed by the Company's service technician at the installation of the machine. The Company's on-site training obligation typically ends with the expiration of the machine warranty.

         The Company plans to identify and pursue carpet mill candidates who are interested in developing high-end carpets for the residential broadloom carpet market. This will considerably enlarge the target base of potential mill customers. The Company will pursue commercial carpet mills who are designer oriented as a way of getting the new cut loop technology into the corporate carpet segment (banks, offices, etc.). This segment is the largest segment of the commercial carpet market and is an area that is currently untapped by Tapistron produced carpets. A few high-end rug manufacturers have already embraced the cut loop technology. The Company will continue to identify and pursue these highly specialized potential customers. The CYP machine fits extremely well into this market because of its flexibility in color and design. Because the machine's styling advantages are still essentially unknown to the interior design community, the Company will develop pull-through demand for Tapistron carpet (thereby generating machine sales) by establishing relationships with large retail buying groups and interior design firms.

         The Company's internal marketing personnel conduct marketing efforts in the United States. In the international arena, independent agents throughout the world who represent Tapistron in their respective countries assist the Company's marketing personnel. The CYP machine is an expensive piece of capital equipment. Many times a foreign mill will prefer to make these type purchases through a local agent. Therefore, the Company plans to develop additional agents in key carpet and rug manufacturing areas of the world. The Company plans to provide excellent technical and marketing services to these agents so that the disruptive effects of distance, language, and time zones are minimized.

Development and Acquisitions

         In order to provide continual enhancements to the CYP technology, the Company's in-house engineering staff is conducting research and development activities. It is anticipated that these in-house efforts will result in major improvements during the next few years. Although well underway, it is premature to discuss the objectives or completion dates.

Competition

         The Company competes with entities engaged in the design, development and marketing of equipment for the three existing methods of manufacturing machine-made, patterned fiber floor coverings. In the area of traditional weaving, the Company's product competes with Axminster and Wilton type looms, the dominant manufacturers of which are Crabtree Ltd. of the United Kingdom and Michel Van De Wiele of Belgium, respectively. In addition, there are other smaller national and regional firms, which manufacture weaving looms. CYP machines also face competition from jet spray dyeing techniques such as the Millitron process utilized by Milliken & Company and screen printing apparatuses. CYP machines also compete with technologies which enhance the traditional pattern tufting processes, such as shifting needle bars, scroll patterning attachments, individual controlled needles, and the Colortec machine, developed and marketed by the major United States tufting machine manufacturers, including Card-Monroe Corporation, Cobble Tufting Machine, Inc. and Tuftco Corporation.

         The Company will compete on the basis of pattern, color, texture, and density flexibility afforded by the CYP machine technology. The CYP machine offers manufacturers a means of economically producing high quality, machine tufted floor coverings in patterns and colors which to date have been unavailable or too costly to produce in tufted carpet. CYP machines offer the advantages of (i) a smaller creel meaning reduced changeover and space requirements; (ii) simple set-up and manipulation of pattern, color, texture and construction at the machine; (iii) short production runs and customized strikeoffs can be done more economically than with other methods; and (iv) more flexibility for the designer. In addition, because of the minimal time required to change pattern, texture, density, color, and carpet construction, the CYP machines allow for the production of short-run, custom orders to meet customer specifications.

         In 1992, the Company faced the inherent difficulties of the introduction of a new product that was competing with traditional technology in an established industry. Not only did the machine need to be proven to the carpet industry, but also the product from the machine had to be proven in the marketplace. Initial sales to established companies were promising; however, the year after its introduction onto the market, when sales should be building, a premature announcement was made of a revolutionary second generation CYP machine with improved production speed - a development project that was eventually discontinued. This information dramatically decreased the interest of potential buyers in the current machine and created a substantial obstacle to sales initiatives. The result of fewer machine sales at such an early period in the machine's history meant a reduced chance for the machine to be proven as a production machine to carpet manufacturers, and less CYP product from the machine in the market to create an interest in the machine and a niche for itself.

         Although all of the earlier mentioned technologies compete with the CYP machine in the general area of patterned carpet, all are limited by either pattern capability or by gauge. CYP technology is unique. The closest competitor is another advanced patterned tufting machine, the Colortec machine, which has the advantages of being based on accepted technology already in the industry and being manufactured by an established tufting machine manufacturer. Even so, it also had a much slower start than anticipated. Against even this close competitor though, the CYP machine with its variable gauge and ability to make cut pile, level loop, high-low loop, and cut loop has a distinct advantage. The overall flexibility of the CYP machine makes it ideal for the creation of unique and distinctive products that expand the options of the carpet manufacturer.

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

Financial Information regarding Foreign and Domestic and Export Sales

         During its last three fiscal years, the Company has generated substantial revenue from foreign sales. Revenue from foreign sales to unaffiliated customers totaled $892,675 in Fiscal 1999, compared to $1,176,020 in Fiscal 1998, compared to $2,584,903 in Fiscal 1997. The Company has no identifiable assets specifically attributable to foreign sales during the periods presented. The Company intends to expand its marketing efforts to generate additional export sales in future years.

Employees

         As of July 31, 1999, the Company had 31 full-time employees and 1 part-time employee. Among this number, the sales/service department employs 4 persons, the administration department employs 10 persons and the manufacturing department employs 17 persons. The Company considers its relations with its employees to be satisfactory. The employees are not subject to a collective bargaining agreement.

Insurance

         The Company carries comprehensive liability, fire, storm, earthquake and business interruption insurance, with policy specifications, insured limits and deductibles customarily carried for similar companies, which the Company believes, are adequate. The Company currently has limited liability insurance in the amount of $2 million in the aggregate and $1 million per occurrence.

Management

Directors and Executive Officers
--------------------------------

         The following table sets forth certain information concerning each person who is a director or executive officer of the Company.

         Name                                        Age          Position with the Company
         -----------------------------               ---          -------------------------
         Reg Burnett                                 65           Chairman of the Board of Directors
         Henry Christopher                           64           Director
         Gary L. Coulter                             53           Corporate Secretary and Director
         Bruce C. Elliston                           51           Executive Vice President
         Jack Godfrey                                59           Vice Chairman of the Board of Directors
         Rodney C. Hardeman, Jr.                     53           President, Chief Executive Officer, Director
         Edward Hine, Jr                             46           Director, General Attorney
         Floyd S. Koegler, Jr.                       56           Vice President Finance, CFO

         Reg Burnett has served as a Director since January 1998. He is the founder of RBI International Carpet Consultants, which was originated in 1967, and continues to serve as the President and Senior Consultant. Since 1981, Mr. Burnett has also served on the board of directors for two banks. He was educated at Bradford Textile College, now a division of Leeds University. He is recognized throughout the world as one of the most knowledgeable individuals in the carpet industry. Mr. Burnett has lectured on all aspects of carpet fibers, carpet yarn spinning, and the carpet industry in general at North Carolina State University; Auburn University; Kidder Minster College, England; Intercarpet in Austria; TIFCON in Blackpool, England; The Japanese Carpet Institute; The Australian Carpet Institute in China and at many other carpet conventions and technical conferences throughout the world.

         Henry Christopher has served as a Director since his retirement from the Company in July 1998. He has been associated with the Company for the past five years, most recently as Vice President of Operations. Prior to joining the Company, he managed his own company, Oxford Textile Mills, Inc. and was a pioneer in the development of fabricated area rugs. He is a native of Dalton, Georgia and has spent his entire career in the tufted carpet industry. Mr. Christopher is a graduate of Georgia Tech with a degree in Textiles.

         Gary L. Coulter has been a Director since April 1996. He presently serves as Corporate Secretary. He is also Chairman of the Board and CEO of Spintek Gaming Technologies, a publicly-held reporting company engaged in the gaming technology business, and a partner of Coulter & Davenport, a law firm. Mr. Coulter's experience includes: President, COO and Director of Private Biological Corporation, a developer of biological products and treatments for cancer, from 1994 to 1996; CEO of Omega International, Inc., developer of natural products for the treatment of AIDS, from 1992 to 1994; and President, COO and Director of Woodruff Investment Co., a developer, manager and financier of real estate investments, from 1986 to 1996. Mr. Coulter received his undergraduate degree from Emory University, his J.D. degree from the University of Georgia School of Law, and his L.L.M. in Taxation from New York University School of Law.

         Bruce C. Elliston, joined the Company's staff as Executive Vice-President as of March 15, 1999. Mr. Elliston is a veteran of 26 years in the carpet industry. Until recently, he was responsible for BASF's worldwide Commercial Carpet Yarn business. He has broad experience with BASF in product marketing working with carpet mills, architects and designers, and commercial carpet specifiers and end-users.

         Jack Godfrey joined the Company's Board of Directors as of January 7, 1999 to serve a term of three years. Mr. Godfrey is currently President of Wayn-Tex, Inc. in Waynesboro, Virginia with offices in Dalton, Georgia. He is a graduate of Georgia Tech with a degree in mechanical engineering and a MBA from Valdosta State College. He has been recognized as a distinguished engineer from Georgia Institute of Technology. He has served on the board of directors for the Carpet & Rug Institute and the Floor Covering Marketing and Manufacturing Association.

         Rodney C. Hardeman, Jr. has served as a Director since January 1998. Mr. Hardeman became President & Chief Executive Officer on February 28, 1999. From 1982 to present, Mr. Hardeman is the President of Roga International - Division of EX-IM Marketing International, Inc. an international marketing concern. He received his degree in Business from Shorter College, Rome Georgia. Since 1991, he has served as a member of the Board for Shorter College and is also a board member for Admiral Travel, Inc., Atlanta, Georgia. Since 1994, Mr. Hardeman has served as a partner in the Chattanooga firm of Manner Technologies, L.L.C. and Vice President of Redux and Again, Inc., Rome, Georgia. Mr. Hardeman specializes in International Sales and Marketing.

         Edward Hine, Jr. has represented the Company as General Counsel since 1998. In March 1999, he was elected to serve as a director on the Company's Board of Directors. He is a lawyer and principal in the firm Hine & Niedrach, P.C. The firm, which is based in Rome, Georgia has a business practice and has represented manufacturers, lenders and other entities involved in the carpet industry for over 20 years. Mr. Hine was an Honor graduate of Emory University in 1973 and received his law degree from Emory University School of Law in 1976. He is active in professional, state and local affairs.

         Floyd S. Koegler, Jr. has served as Vice President Finance and Chief Financial Officer for the Company since September 1996. He is a Certified Public Accountant with a MBA from Brenau University in Gainesville, Georgia. He has an extensive background in corporate finance, which includes auditing and financial information analysis for Aladdin Mills, a carpet manufacturer, from 1994 until joining Tapistron. From 1990 to 1994, Mr. Koegler held controller positions at Crown America/Texture-Tex, Inc., a carpet yarn manufacturer, and Citizens Federal Savings and Loan. In addition, he served as CFO of the fiber spinning operations of Integrated Products, Inc. in Rome, Georgia, and he was a cost analyst for dyes and chemicals for American Emulsions and Coronet Industries.

Item 2. DESCRIPTION OF PROPERTIES

         The Company maintains its headquarters in Ringgold, Georgia, where it leases an aggregate of approximately 50,000 square feet under a lease expiring in May 2001. The lease presently requires monthly rental payments of $28,940 through May 2000 and $30,387 through the lease termination date. General and administrative, manufacturing, marketing, product development and customer support and service operations are located in this space. The Company believes its facilities are in good condition and adequate for present needs.

Item 3. LEGAL PROCEEDINGS

         The Company filed a voluntary petition for relief under Chapter 11 of the Code on June 21, 1996 and operated its business as a debtor-in-possession under the jurisdiction of the Court. On August 18, 1997, the Court confirmed the Amended Plan. As of January 22, 1998, the Court closed the case by ordering the Final Decree.

         The Company is not currently subject to litigation and claims respecting employment, tort, contract, construction or similar disputes. The Company knows of no claims, which are likely to have a material adverse effect on the Company or its business operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders through the solicitation of proxies or otherwise during the period from August 1, 1998 through July 31, 1999, covered by this report.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

         On June 24, 1992, the Securities and Exchange Commission declared effective the Company's Registration Statement with respect to an initial public offering of 2,250,000 shares of Common Stock and 2,637,500 Redeemable Warrants (including 337,500 Redeemable Warrants exercised under the Underwriter's over allotment option). The Company consented to the delisting of its warrants from the NASDAQ Stock Market effective as of August 20, 1996, due to the lack of any significant trading activity in the warrants and because there were no market makers for the warrants as required by NASD rules. The NASD deleted the Company from the NASDAQ Stock Market effective August 29, 1996, as a result of the Company's non-compliance with the quantitative maintenance criteria for continued listing on the NASDAQ Stock Market. The Company's stock has continued to be traded as an OTCBB stock. The Common Stock and the Redeemable Warrants were listed on NASDAQ under the symbols "TAPI" and "TAPIW", respectively.

         The following tables set forth the high and low bid prices for the Company's Common Stock and Redeemable Warrants as reported by the OTCBB historical system. Prices represent actual transactions, but do not reflect adjustments for retail markups, markdowns or commissions:

Common Stock                                                                              High            Low
                                                                                          ----            ---
1998:  First Quarter (August 1, 1997 - October 31, 1997)                                  .63             .28
           Second Quarter (November 1, 1997 - January 31, 1998)                           .41             .22
           Third Quarter (February 1, 1998 - April 30, 1998)                              .41             .11
           Fourth Quarter (May 1, 1998 - July 31, 1998)                                   .59             .16

1999:   First Quarter (August 1, 1998 - October 31, 1998)                                 .31             .13
            Second Quarter (November 1, 1998 - January 31, 1999)                          .33             .13
            Third Quarter (February 1, 1999 - April 30, 1999)                             .30             .19
            Fourth Quarter (May 1, 1999 - July 31, 1999)                                  .25             .13


Redeemable Warrants
 1998:  First Quarter (August 1, 1997 - October 31, 1997)                                 .13             .04
            Second Quarter (November 1, 1997 - January 31, 1998)                          .08             .03
            Third Quarter (February 1, 1998 - April 30, 1998)                             .07             .03
            Fourth Quarter (May 1, 1998 - July 31, 1998)                                  .11             .04

1999:  First Quarter (August 1, 1998 - October 31, 1998)                                  .06             .03
           Second Quarter (November 1, 1998 - January 31, 1999)                           .06             .03
           Third Quarter (February 1, 1999 - April 30, 1999)                              .05             .02
           Fourth Quarter (May 1, 1999 - July 31, 1999)                                   .04             .02

At September 30, 1999, there were approximately 417 shareholders of record based on a listing from the Company's stock transfer agent excluding "street" names. The Company estimates there were approximately 3,000 beneficial owners holding stock in nominee or "street" name as of that date based on historical information. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of operations data set forth below with respect to the fiscal years ended July 31, 1999, 1998 and 1997 and the consolidated balance sheet data at July 31, 1999 and 1998 are derived from and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with
                                       9
those financial statements and notes thereto. The consolidated statement of operations data for the Company set forth below with respect to the fiscal years ended July 31, 1996 and 1995 and the consolidated balance sheet data at July 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements of the Company not included herein.


                                                                   Years Ended July 31st
                                  -------------------------------------------------------------------------------------------
                                        1999             1998                 1997             1996               1995
                                  ------------------ ----------------- --------------------- --------------- ----------------
Statement of Operations Data:
  Sales                                 $ 4,725,881       $ 5,651,555          $ 3,626,092      $ 1,305,499      $ 2,565,544
  Cost of sales                           2,908,798         3,467,997            2,477,302        1,146,717        1,757,793
  Operating expenses:
        Administrative                    2,329,521         2,367,602            1,998,245        3,473,581        3,656,532
        Research and development             90,577             5,901               10,384           23,473        2,405,438
  Net income (loss)                        (744,839)         (208,608)             316,375       (4,478,096)      (6,053,175)
  Net income (loss) per share                 (0.02)            (0.01)                0.03            (0.49)           (0.69)
  Extraordinary item                              -                 -                    -             0.04                -
  Shares used in computing per
          share amounts                  34,785,611        30,443,850           10,526,295       10,012,390        8,761,117

                                                                   Years Ended July 31st
                                  -------------------------------------------------------------------------------------------
                                               1999      1998                 1997             1996               1995
                                  ------------------ ----------------- --------------------- --------------- ----------------
Balance Sheet Data:
  Working capital (deficiency)          $ 1,392,165       $ 2,119,609          $   758,111      $ 1,084,487        $(907,020)
  Total assets                            6,189,648         5,882,889            5,267,780        4,016,538        9,655,907
  Long-term debt                            180,932                 -                  744            5,060           14,001
  Accumulated deficit                   (22,871,547)      (22,126,708)         (21,918,100)     (22,234,475)     (17,756,379)
  Stockholders' equity                    3,537,308         4,511,877              972,449          656,074        4,839,170


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

Results of Operations

Sales
-----

         The Company's Fiscal 1999 sales were $4,725,881, compared with $5,651,555 in Fiscal 1998 and $3,626,092 in Fiscal 1997. The decline in sales was a result of customers awaiting the new technology that had been developed during the past year. The Company has developed cutting attachments that can be retrofitted on existing CYP Machines. These cutting attachments allow customers to produce cut pile, level loop, high-low loop and cut loop products. The Company expects with the introduction of this new technology that sales will increase in Fiscal year 2000.

Cost of Sales
-------------

         Cost of sales was $2,908,798 in Fiscal 1999 or 62% of sales, compared with $3,467,997 (61%) in Fiscal 1998 and $2,477,302 (68%) in Fiscal 1997. During
Fiscal 1997, the Company sold CYP machines at lower margins in order to generate cash and support operations while under Chapter 11 protection. In Fiscal 1998, the Company began realizing benefits from cost control measures and increased purchasing power. During Fiscal 1999, the continued growing strength of the Company and the continued growing reputation of the CYP machine's reliability has enabled the Company to sell CYP machines at a consistent margin of profit. The Company expects that the margin of profit will continue at current levels during the next fiscal year.

Operating Expenses
------------------

         Operating expenses were $2,420,098 in Fiscal 1999, or 51% of sales, compared with $2,373,503 (42%) in Fiscal 1998 and $2,008,629 (55%) in Fiscal
1997. During Fiscal 1999, operating expenses as a percentage of sales increase primarily due to the decrease in sales volume. In addition, research and development costs increased during Fiscal 1999 due to the recent developments of the new cutting attachments, which can be retrofitted to current and existing CYP machines. Management anticipates operating expenses to increase in the future but decrease as a percentage of sales due to the anticipated sales volume. The Company expects to spend more on research and development in order to provide customers with the most current technologies available.

Reorganization Items
--------------------

         Reorganization items were $41,260 in Fiscal 1999 compared with $21,415 in Fiscal 1998 and $793,632 in Fiscal 1997. The decrease is primarily due to the decrease in legal costs associated with the Chapter 11 reorganization proceedings.

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

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109) issued in February 1992. This standard requires among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to net tax operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. The Company has tax net operating loss carry-forwards (NOL's) totaling approximately $22 million, which expire as follows: 2000, $52,685; 2001, $95,910; 2002,
$254,765; 2003, $479,615; 2004, $657,232; 2005, $620,345; 2006, $1,074,445;
2007, $2,343,377; 2008, $18,740; 2009, $5,020,586; 2010, $5,929,613; 2011,
$2,597,119; 2012, $1,843,484; 2013, $208,608; and 2014, $772,176. SFAS 109
requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not." Management has determined, based on the Company's history of operations and its expectations for the future, that operating income of the Company will more likely than not be sufficient to utilize 5.3 million of NOL's prior to their ultimate expiration in the year 2014.

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

Liquidity and Capital Resources
-------------------------------

         The Company's highly liquid assets (cash and cash equivalents) at July 31, 1999 aggregated $685,328, an increase from the $247,101 balance at July 31, 1998. Its working capital position at July 31, 1999 of $1,392,165 decreased significantly from the comparable amount of $2,119,609 at July 31, 1998. The decrease in working capital resulted from the Company incurring short-term debt to support operations.

         Net cash used in operations for Fiscal 1999 was $861,716 compared to cash used in operations of $2,221,679 for Fiscal 1998 and cash provided by operations of $446,248 for Fiscal 1997. The decrease in cash used in operations was primarily due to the Company reducing liabilities associated with the reorganization proceedings during Fiscal 1998. Net cash used in investing activities for Fiscal 1999 was $339,205 compared to net cash used in investing activities of $54,499 for Fiscal 1998 and net cash used in investing activities of $26,756 for Fiscal 1997. The increase was a result of the Company manufacturing a CYP machine for internal sampling and developmental projects. Net cash provided by financing activities for Fiscal 1999 was $1,639,148 compared with cash provided by financing activities of $2,495,333 during Fiscal 1998 and cash used in financing activities of $408,695 during Fiscal 1997. As of July 31, 1999, the Company had available $242,000 on its lines of credit.

         The Company believes its current cash needs will be adequately provided from anticipated cash generated from operations and short-term borrowings. Long-term cash requirements, other than normal operating expenses, are anticipated for development and enhancement of CYP technology, financing anticipated growth and possible acquisitions of certain businesses that are complementary to the Company's business.

Year 2000 Compliance
--------------------

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that with its modifications to existing software and conversions to new software, the "year 2000 issue" will not pose significant operational problems for the Company's computer systems as so modified and converted and that the cost of such modifications and conversions will not have a material impact on the Company's financial statements.

Forward-Looking Statement for Purposes of "Safe Harbor" Under the Private
-------------------------------------------------------------------------
Securities Reform Act 1995
--------------------------

         The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates,"

"intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond Fiscal 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

         The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as, matters that are specific to the Company and the market it serves. Actual sales in Fiscal 2000 may be materially less than the sales projected in the forward-looking statements if the Company's customers cancel or delay current orders or reduce the rate at which the Company is building or expects to build CYP machines for such customers. Such cancellations, delays, or reductions may occur if there is a substantial change in the general economy or if a customer were to experience major financial difficulties. Margins may differ from those projected in the forward-looking statements if management does not achieve success in improving margins or other events occur that differ from the estimates used in preparing the Company's financial statements.

         In addition, all subsequent written and oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by reference to such factors.

         The Company's forward-looking statements represent its judgment only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

Recently Issued Accounting Standards
------------------------------------

         The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets ("SFAS No. 121") at July 31, 1997. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this accounting standard had no effect on the Company's financial statements.

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

         At July 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128"). This statement simplifies the standards for computing earnings per share previously set forth in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international Earnings per Share ("EPS") standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of this accounting standard had no material effect on the Company's financial statements.

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

         The Company adopted Statement of Financial Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") effective August 1, 1998. SFAS No. 130 establishes reporting and presentation for comprehensive income and its components in a set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. Restatement for prior periods for comparative financial statements is required. The adoption of SFAS No. 130 did not have a material impact on the financial statements of the Company.

         As of August 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and related Information, ("SFAS No. 131"). SFAS No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that a business enterprise's decision-makers use to assess performance and make decisions about resource allocations. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. The adoption of SFAS No. 131 did not to have a material impact on the financial statements of the Company.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Impact of Inflation

         Management does not believe that inflation has a material impact on the Company's results of operations. Management believes that it is able to reflect inflationary cost increases in its prices to customers.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A review of the Company's financial instruments and risk exposures at July 31, 1999 revealed that the Company had exposure to foreign currency exchange rate risks. At July 31, 1999, the Company had an outstanding debt denominated in the Japanese Yen, which matures in February of 2001. As exchange rates vary, the Company's financial position, results of operations or cash flows may vary from expectations and overall expected earnings may be adversely impacted. The effect of foreign exchange rate fluctuations on the Company in Fiscal 1999 was not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required under this item is submitted as a separate section in this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         With the exception of a description of the Directors and Executive Officers of the Registrant which appears on page 7 Herein, Part III is omitted because prior to December 31, 1999, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Tapistron International, Inc. are required to be included in Item 8 are listed below:

                                                                                                         Page No.
                                                                                                   -----------------
Report of Independent Auditors                                                                             18

Consolidated Balance Sheets - July 31, 1999 and 1998                                                       19

Consolidated Statements of Operations - Year Ended July 31, 1999, 1998 and 1997                            21

Consolidated Statements of Changes in Stockholders' Equity - Year Ended July 31,                           22
1999, 1998 and 1997

Consolidated Statements of Cash Flows - Year Ended July 31, 1999, 1998 and 1997                            23

Notes to Consolidated Financial Statements                                                                 25

The following consolidated financial statements schedules are included in Item
14(d):

Schedule II - Valuation and Qualifying Accounts                                                            37


All other schedules are omitted because the information required therein is not applicable, or the information is given in the financial statements and notes thereto.

(a) 3. EXHIBITS
         2.1      -   First Amended and Restated Plan of Reorganization****
         2.2      -   First Amendment to First Amended and Restated Plan of Reorganization****
         2.3      -   Other Confirming Debtor's First Amended and Restated Plan of Reorganization****
         3.1      -   Articles of Incorporation of the Registrant, as amended*
         3.2      -   By-laws of the Registrant*
         3.3      -   Amendment to Articles of Incorporation*
         4.1      -   Form of Representative's Warrant Agreement relating to Representative's Options*
         4.2      -   Form of Warrant Agreement (including form of Redeemable Warrant Certificate)*
         4.3      -   Specimen Common Stock Certificate*
        10.1      -   1992 Stock Option Plan*
        10.2      -   1989 Stock Option Plan*
        10.3      -   Lease for Registrant's Facility*
        10.4      -   Option Agreement to Purchase Technology between the Registrant and Ful-Dye, Inc.*
        10.5      -   Form of Consulting Agreement with the Representative*
        10.6      -   First Exclusive License Agreement with Ful-Dye, Inc.**
        10.8      -   Exclusive License Agreement with Ful-Dye, Inc.***
        10.10     -   Exclusive Sales Representative Agreement with Asahi Trading Co., Ltd.***
        21.1      -   List of Subsidiaries*
        27        -   Financial Data Schedule (For SEC Use Only)

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

(b) Report on Form 8-K - No reports on Form 8-K were filed during the quarterly period ended July 31, 1999.

(c) Exhibits. See (a) 3. above.

(d) Financial Statement Schedules. The response to this portion of Item 14, is submitted under Item 14.(1) 1. and 2. above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPISTRON INTERNATIONAL, INC.



By: /s/Rodney C. Hardeman, Jr.                        October 26, 1999
   -----------------------------------                --------------------------
       Rodney C. Hardeman, Jr.                        Date
       President & Chief Executive Officer

         Pursuant to the requirements of the Securities act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signatures                                Titles                                        Date
         ----------                                ------                                        ----
/s/Reg Burnett                                     Chairman, Board of Directors                  10/26/1999
-----------------------
Reg Burnett


/s/Henry B. Christopher                            Director                                      10/26/1999
-----------------------
Henry B. Christopher


_______________________                            Corporate Secretary and Director              10/26/1999
Gary L. Coulter


/s/Bruce C. Elliston                               Executive Vice-President                      10/26/1999
-----------------------
Bruce C. Elliston


_______________________                            Vice Chairman, Board of Directors             10/26/1999
Jack F. Godfrey


/s/Rodney C. Hardeman, Jr.                         President, Chief Executive Officer &          10/26/1999
-----------------------                            Director
Rodney C. Hardeman, Jr.


/s/Edward Hine, Jr.                                Director                                      10/26/1999
-----------------------
Edward Hine, Jr.


/s/Floyd S. Koegler, Jr.                           Vice President Finance, CFO                   10/26/1999
-----------------------
Floyd S. Koegler, Jr.


                         Report of Independent Auditors
                         ------------------------------









Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia

         We have audited the accompanying consolidated balance sheets of Tapistron International, Inc. and subsidiary as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tapistron International, Inc. and subsidiary as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

                                      DUDLEY, HOPTON-JONES, SIMS & FREEMAN PLLP

Birmingham, Alabama
August 25, 1999


                          TAPISTRON INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                             July 31, 1999 and 1998

                                     ASSETS


                                                                                         1999                   1998
                                                                                   -----------------      ------------------
CURRENT ASSETS
      Cash and cash equivalents                                                         $   685,328             $   247,101
      Receivables, net of allowance of $25,000 and $31,556
            as of July 31, 1999 and 1998, respectively                                      105,092                 980,221
      Receivables from employees                                                              1,475                   2,505
      Sales contract receivable                                                              75,000                       -
      Note receivable                                                                             -                  66,667
      Inventory                                                                           2,121,639               1,601,146
      Prepayments                                                                           193,116                 140,788
      Deferred income taxes                                                                 100,000                 100,000
                                                                                   -----------------      ------------------


               Total current assets                                                       3,281,650               3,138,428
                                                                                   -----------------      ------------------


PROPERTY AND EQUIPMENT, NET                                                                 769,935                 572,372
                                                                                   -----------------      ------------------


OTHER ASSETS
      Long-term receivables, net of allowance of $500,000                                         -                       -
      Patents and patent license                                                            234,013                 265,941
      Deferred income taxes                                                               1,900,000               1,900,000
      Other assets                                                                            4,050                   6,148
                                                                                   -----------------      ------------------


               Total other assets                                                         2,138,063               2,172,089
                                                                                   -----------------      ------------------


               TOTAL                                                                    $ 6,189,648             $ 5,882,889
                                                                                   =================      ==================


The accompanying notes are an integral part of these financial statements.



                          TAPISTRON INTERNATIONAL, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                     1999                         1998
                                                                              -------------------          -------------------
CURRENT LIABILITIES
      Short-term debt                                                                $ 1,194,046                  $       744
      Current portion of long-term debt                                                  279,961                            -
      Accounts payable                                                                    99,184                      137,966
      Accrued expenses                                                                   211,660                      386,115
      Customer deposits                                                                  104,634                      143,994
                                                                              -------------------          -------------------

                Total current liabilities                                              1,889,485                      668,819
                                                                              -------------------          -------------------


LIABILITIES SUBJECT TO SETTLEMENT UNDER
      REORGANIZATION PROCEEDINGS                                                               -                      350,000
                                                                              -------------------          -------------------


CONTINGENT REORGANIZATION LIABILITY                                                      581,923                      352,193
                                                                              -------------------          -------------------


LONG-TERM DEBT                                                                           180,932                            -
                                                                              -------------------          -------------------


STOCKHOLDERS' EQUITY
      Preferred stock - $.001 par value - 2,000,000 shares authorized;
            no shares issued and outstanding                                                   -                            -
      Common stock - $.0004 par value - 100,000,000 shares
           authorized; 34,841,129 shares issued                                           13,936                       13,936
      Additional paid-in-capital                                                      26,407,711                   26,637,441
      Accumulated deficit                                                            (22,871,547)                 (22,126,708)
      Treasury stock - 55,518 shares outstanding, at cost                                (12,792)                     (12,792)
                                                                              -------------------          -------------------

                Total stockholders' equity                                             3,537,308                    4,511,877
                                                                              -------------------          -------------------

                TOTAL                                                                $ 6,189,648                  $ 5,882,889
                                                                              ===================          ===================


The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended July 31, 1999, 1998 and 1997

                                                                        1999                 1998                1997
                                                                  ------------------   -----------------   ------------------
SALES                                                                    $4,725,881          $5,651,555          $ 3,626,092

COST OF SALES                                                             2,908,798           3,467,997            2,477,302
                                                                  ------------------   -----------------   ------------------

                       Gross profit                                       1,817,083           2,183,558            1,148,790
                                                                  ------------------   -----------------   ------------------

OPERATING EXPENSES
            Administrative expenses                                       2,329,521           2,367,602            1,998,245
            Research and development                                         90,577               5,901               10,384
                                                                  ------------------   -----------------   ------------------

                                                                          2,420,098           2,373,503            2,008,629
                                                                  ------------------   -----------------   ------------------

OPERATING LOSS                                                             (603,015)           (189,945)            (859,839)
                                                                  ------------------   -----------------   ------------------


OTHER INCOME (EXPENSE)
            Interest expense                                               (100,392)            (39,268)             (30,269)
            Interest income                                                   2,648              42,043                  114
            Loss on disposal of assets                                       (2,820)                (23)                   -
                                                                  ------------------   -----------------   ------------------

                       Other income (expense)                              (100,564)              2,752              (30,155)
                                                                  ------------------   -----------------   ------------------

Loss before reorganization items and income tax
            benefit                                                        (703,579)           (187,193)            (889,994)

REORGANIZATION ITEMS                                                        (41,260)            (21,415)            (793,631)
                                                                  ------------------   -----------------   ------------------

Loss before income tax benefit                                             (744,839)           (208,608)          (1,683,625)

INCOME TAX BENEFIT                                                                -                   -            2,000,000
                                                                  ------------------   -----------------   ------------------

NET INCOME (LOSS)                                                        $ (744,839)         $ (208,608)           $ 316,375
                                                                  ==================   =================   ==================

BASIC &  DILUTED EARNINGS [LOSS] PER SHARE                                  $ (0.02)            $ (0.01)              $ 0.03
                                                                  ==================   =================   ==================

Weighted average number of shares outstanding                            34,785,611          30,443,850           10,526,295
                                                                  ==================   =================   ==================


The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the Years Ended July 31, 1999, 1998 and 1997


                                           Common Stock
                               ----------------------------     Paid-in          Accumulated      Treasury
                                  Shares         Amount         Capital            Deficit          Stock         Total
                               -------------- -------------  ---------------  ----------------- ------------ ---------------
BALANCE - 8-1-96                  10,581,813       $ 4,233      $22,899,108      $ (22,234,475)    $(12,792)      $ 656,074
       Net income                          -             -                -            316,375            -         316,375
                               -------------- -------------  ---------------  ----------------- ------------ ---------------


BALANCE - 7-31-97                 10,581,813         4,233       22,899,108        (21,918,100)     (12,792)        972,449
        Issuance of stock         24,259,316         9,703        3,738,333                  -            -       3,748,036
        Net loss                           -             -                -           (208,608)           -        (208,608)
                               -------------- -------------  ---------------  ----------------- ------------ ---------------


BALANCE - 7-31-98                 34,841,129        13,936       26,637,441        (22,126,708)     (12,792)      4,511,877
        Adjustment for stock
            contingency                    -             -         (229,730)                 -            -        (229,730)
        Net loss                           -             -                -           (744,839)           -        (744,839)
                               -------------- -------------  ---------------  ----------------- ------------ ---------------

BALANCE - 7-31-99                 34,841,129      $ 13,936      $26,407,711      $ (22,871,547)    $(12,792)    $ 3,537,308
                               ============== =============  ===============  ================= ============ ===============


The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Years Ended July 31, 1999, 1998 and 1997



                                                                           1999               1998               1997
                                                                      ---------------    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
             Net income (loss)                                            $ (744,839)         $ (208,608)         $ 316,375
             Adjustments to reconcile net income (loss) to net
                 cash provided by (used in) operating activities:
                     Depreciation and amortization                           187,895             152,763            207,934
                     Loss on sales of property, plant and equipment            2,820                  23                  -
                     Adjustment from pre-confirmation to
                        confirmation of liabilities subject to
                        settlement under reorganization proceedings                -             (98,863)                 -
                     Changes in operating assets and liabilities:
                           Receivables                                       801,159            (261,986)          (350,868)
                           Prepayments                                       (52,328)           (140,241)           (81,746)
                           Inventory                                        (520,493)           (375,346)         1,014,763
                           Other assets                                            -                   -              1,644
                           Notes receivable                                   66,667             283,333                  -
                           Deferred income taxes                                   -                   -         (2,000,000)
                           Accounts payable and accrued expenses            (213,237)             65,742            391,369
                           Accounts payable and accrued expenses,
                             which are subject to settlement under a
                             plan of reorganization                         (350,000)           (846,464)           290,751
                           Customer deposits                                 (39,360)           (792,032)           656,026
                                                                      ---------------    ----------------   ----------------

                                 Net cash provided by (used in)
                                    operating activities                    (861,716)         (2,221,679)           446,248
                                                                      ---------------    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Proceeds from sales of property and equipment                         -                 600                  -
             Capital expenditures                                           (339,205)            (18,837)           (15,407)
             Payment for patents                                                   -             (36,262)           (11,349)
                                                                      ---------------    ----------------   ----------------

                                 Net cash used in investing
                                    activities                              (339,205)            (54,499)           (26,756)
                                                                      ---------------    ----------------   ----------------


The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                For the Years Ended July 31, 1999, 1998 and 1997



                                                                       1999                  1998                 1997
                                                                 ------------------    -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds of debt                                              $2,105,120           $        -          $   599,970
          Principal payments of debt                                      (465,972)              (4,667)          (1,008,665)
          Proceeds from issuance of common stock                                 -            2,500,000                    -
                                                                 ------------------    -----------------    -----------------

                  Net cash provided by (used in) financing
                    activities                                           1,639,148            2,495,333             (408,695)
                                                                 ------------------    -----------------    -----------------


NET INCREASE  IN CASH AND CASH
      EQUIVALENTS                                                          438,227              219,155               10,797
          Cash and cash equivalents -- beginning of year                   247,101               27,946               17,149
                                                                 ------------------    -----------------    -----------------
          Cash and cash equivalents -- end of year                      $  685,328           $  247,101          $    27,946
                                                                 ==================    =================    =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION
          Cash paid for interest                                        $   97,337           $   39,268          $    19,569
                                                                 ==================    =================    =================


SUPPLEMENTAL DISCLOSURES OF NON-CASH
      INVESTING AND FINANCING ACTIVITIES
          Equipment reclassified to inventory                          $         -           $  282,212          $   163,270
          Prepayment reclassified to property and
              equipment                                                          -               85,400                    -
          Inventory reclassified to equipment                                    -              303,921                    -
          Debt settled by issuance of stock                                      -            1,225,330                    -
          Equipment acquired by long-term debt                              15,046                    -                    -


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The significant accounting policies and practices followed by Tapistron International, Inc. (the "Company") and its subsidiary are as follows:

Business and Credit Concentrations
----------------------------------
The Company is in the business of developing or acquiring proprietary technologies in the textile industry. To date, the Company's efforts have been focused on the continued development, production and marketing of the computerized yarn placement (CYP) machine.

The Company's customers are not concentrated in any specific geographic region. See Note 13 for significant concentrations of sales to major customers. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. To reduce credit risk, the Company generally requires a down payment on large equipment orders, and international sales are generally secured by a letter of credit.

The Company maintains its cash accounts with a bank located in Georgia. The FDIC insures the total cash balances up to $100,000. The Company would not realize a material loss as of July 31, 1999 in the event of nonperformance by the bank.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fabrication Center, Inc. ("FCI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Earnings (Net Loss) Per Share
-----------------------------
Earnings (net loss) per share are computed using the weighted average number of shares of common stock outstanding.

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

Certain Significant Estimates
-----------------------------
At July 31, 1999 and 1998, the Company had significant deferred tax assets relating to operating losses available for carry-forward. These deferred tax assets have been recorded under the guidelines of SFAS No. 109, Accounting for Income Taxes, on the premise that future taxable income will more likely than not be adequate to realize future tax benefits of the available net operating loss carry-forwards. Under tax regulations, realization of tax benefits per period will be limited and full realization will depend on future taxable income over a number of years.

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

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1999 or 1998.

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

NOTE 3 - INVENTORY
------------------

Inventory consists of the following components:


                                        1999                1998
                                  ---------------      --------------
Raw materials                         $  674,752          $  593,221
Work in process                          605,213           1,007,925
Finished goods                           841,674                   -
                                  ---------------      --------------

                                      $2,121,639          $1,601,146
                                  ===============      ==============

                          TAPISTRON INTERNATIONAL, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following major classifications:


                                                           1999                                            1998
                                       -------------------------------------------    -----------------------------------------
                                                                   Accumulated                                   Accumulated
                                             Cost                 Depreciation              Cost                 Depreciation
                                       -----------------        ------------------    ------------------        ---------------
Office furniture, fixtures and
      equipment                               $ 557,560                 $ 529,462             $ 503,278               $434,657
Machinery and equipment                       1,207,168                   468,407               918,070                419,152
Vehicles                                         22,186                    19,110                22,186                 17,353
                                       -----------------        ------------------    ------------------        ---------------

                                             $1,786,914                $1,016,979            $1,443,534               $871,162
                                       =================        ==================    ==================        ===============


Depreciation expense totaled $171,642 for 1997, $161,079 for 1998, and $153,868 for 1999.

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

In accordance with the Amended Plan, the treatment for each class of creditors is as follows:

Class 1: In accordance with the Company's Amended Plan, the allowed Class I Administrative Claims have been paid in full.

Class 2: The allowed Class 2 Claim of Metrahealth, Administrator for the Travelers, Employee Benefits Plan has been paid in full. (A)

Class 3: There were no Class 3 claims.

Class 4: The allowed Administrative Claim of Avonwood Capital Corporation as the Company's investment banker for post-petition payments due for professional services to the Company is being satisfied in accordance with the terms of its employment as approved by the Court on November 12, 1996 and subsequently modified by the parties on August 11, 1997 over twenty (20) months by monthly retainer payments of $10,000 per month for nineteen (19) months and a final payment $2,000 on the twentieth month, and issuance of 1,500,000 shares of the common stock of the Company, issued on November 12, 1997, pursuant to Section
5.5 of the Amended Plan and Section 1145 of the Bankruptcy Code.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS -
-----------------------------------------------------------------------------
CONTINUED
---------

Class 5: The allowed Secured Claim of the holders of the Demoss Loan Documents, the Culbreath Loan Documents and the Parker Loan Documents, which were secured by liens upon the Company's personal property were paid from the liquidation of their collateral pre-confirmation. (B)

Class 6: The allowed claim of the holders of the Landav Loan Documents were satisfied in exchange for the issuance and delivery of 4,092,629 shares of common stock on November 24, 1997. (C)

Class 7: As provided for in the Amended Plan, each unsecured creditor shall receive its pro rata share (based on the amount of its allowed claim compared to the total of unsecured claims) of (i) cash in the amount of $500,000 plus (ii) its pro rata share of a second aggregate payment of $500,000 together with interest, payable at $50,000 per new machine sale by the Company. The balance of the unsecured claims shall be paid as follows: Each unsecured creditor could elect one of two options with respect to the payment of the balance of its claims. Option 1: The sum of 15% of the balance of its claim. Option 2: The creditors pro rata share of 1,000,021 shares of common stock issued by the Company. At any time on or prior to September 30, 2000 (the "Final Settlement Date"), each unsecured creditor shall, at the sole and exclusive option of the Company, receive an additional cash payment or additional shares of common stock based on the average of the closing prices of the Company's common stock for the period that is not less than five (5) nor more than thirty-five (35) trading days prior to the Final Settlement Date such that the total amount received by the unsecured creditors pursuant to this Option 2, either in additional stock or cash, equals its pro rata share of the difference between the total amount of unsecured claims less all principal amounts to be paid pursuant to the first $500,000 and the second aggregate amount of $500,000. If between the August 29, 1997 (the "Effective Date") and the September 30, 2000, the average of the closing prices of the Company's stock for any five (5) consecutive trading day period multiplied by 1,000,021 exceeds the balance of unsecured claims multiplied by factor for time value or if any unsecured creditors shall sell, pledge or trade the stock, directly or indirectly, issued to it, then such creditors shall no longer be entitled to any further distribution on the Final Settlement Date. On September 12, 1997, each holder of an allowed Class 7 unsecured claim received their pro rata share of the first $500,000 payment in cash and on November 28, 1997, the creditors that elected Option 1 received their 15% payment. In addition, the creditors that elected Option 2 received their pro rate share of the 1,000,021 shares of common stock issued on November 25, 1997. As of July 31, 1999, the Company had paid out all $500,000 toward the second $500,000 cash payment payable at $50,000 per new machine sale. (D, E, F)

Class 8: Each holder of an allowed Class 8 convenience claim, or those claimants electing Class 8 treatment received their payment in cash equal to the lesser of $1,200 or the allowed amount of such allowed convenience claim on September 19, 1997. (G)

Class 9: The holders of the Class 9 claims had their equity interest in the Company diluted by the common stock of the Company issued to implement the Amended Plan and any existing preemptive rights to acquire and other rights to limit issuance of the Company's common stock have been canceled.

Class 10: The holders of the outstanding Redeemable Warrants to acquire common stock of the Company had their rights to acquire equity interests modified.

Class 11: The holders of outstanding options to acquire common stock of the Company have had their stock options canceled and rejected and shall hold no claim.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANACIAL STATEMENTS

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

   Liabilities Subject to Settlement under Reorganization Proceedings:

July 31, 1997 Pre-confirmation                                                                                   $2,520,557
(A) Class 2 Metrahealth Claim                                                                                        (7,911)
(B) Class 5 Culbreath Loan Documents                                                                                (50,000)
(C) Class 6 Landav Loan Documents exchanged for stock                                                              (613,894)
(D) Class 7 First $500,000 payment                                                                                 (500,000)
(E) Class 7 Option 1 payment                                                                                        (89,300)
(F) Class 7 Option 2 shares issued for debt                                                                        (611,336)
(G) Class 8 Convenience Claims                                                                                      (49,253)
Adjustment from Pre-confirmation to Confirmation                                                                    (98,863)
                                                                                                          ------------------
Second $500,000 to be payable $50,000 per new machine sale                                                          500,000
Less:  Payments                                                                                                    (500,000)
                                                                                                          ------------------

   Total liabilities subject to settlement under reorganization proceedings                                      $        -
                                                                                                          ==================


NOTE 6 - CONTINGENCIES
----------------------

Amended Plan
------------

Under the Amended Plan, the Class 7 unsecured creditors are to receive their pro rata share of the first $500,000 cash payment and their pro rata share of a second $500,000 cash payment, payable at $50,000 per new machine sale. With regard to the balance of their claim, each unsecured creditor could elect either
(1) 15% of the balance of its claim or (2) the creditors pro rata share of 1,000,021 shares of common stock issued by the Company. If between August 29, 1997 and September 30, 2000, the average of the closing prices of the Company's common stock for any five (5) consecutive trading day period multiplied by 1,000,021 exceeds the balance of unsecured

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONTINGENCIES - CONTINUED
----------------------------------

claims multiplied by factor for time value or if any unsecured creditor shall sell, pledge, or trade the stock, directly or indirectly, issued to it, then such creditors shall no longer be entitled to any further distribution.

July 31, 1999 closing market price                                                                              $   0.1406
Shares issued to Class 7 (no fractional shares were issued)                                                      1,000,021
                                                                                                         ------------------

Total Market Value of Class 7 Stock                                                                                140,603
                                                                                                         ------------------

Balance of Class 7 unsecured claims                                                                                611,336
Time value factor @8.75%                                                                                        1.18188127
                                                                                                         ------------------

Total Liability of Class 7 Claims                                                                                  722,526
                                                                                                         ------------------

Total contingency for stock that will cover Class 7 debt                                                        $  581,923
                                                                                                         ==================


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

The Company is anticipating increased sales, as marketing efforts are increased and as customers regain confidence in the financial stability of the Company. The Company has been focused on establishing and improving customer relationships and ongoing research and development projects are building on current proven CYP technology at a steady pace.

Immediate emphasis is being placed on actively promoting the CYP machine in the domestic market, which is being handled by the Company's internal sales and marketing department. The primary markets outside the United States are in the Pacific Rim and Europe, and outside representatives will maintain foreign sales efforts.

Due to a number of domestic CYP machine installations over the past four years, CYP technology has been able to find some market areas for which it is well suited, the primary one being commercial/hospitality broadloom. This market, along with the rug market and residential broadloom, will be prime applications for the CYP machine. The CYP machine is not in the same market with low-end solid color carpet tufting machines, and the focus will continue to be on the manufacturers of high-end carpet, which is a value-added product market. So, as there has been an increasing trend toward product differentiation in the carpet industry, the future is continually looking brighter for this machine and for patterned tufting in general.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES
---------------

The Company leases office space, warehouse space, and equipment under short-term operating leases. Rental expense under these operating leases for the years ended July 31, 1997, 1998 and 1999 was approximately $244,143, $308,813 and
$338,773, respectively.

In June 1996, the Company completed the refinancing of its main facility under a sale/leaseback arrangement. The facility was sold for $1.9 million, $1.86 million of which was used to pay off the existing mortgage. The Company entered into an operating lease for a term of five years. The lease requires minimum annual rental payments of $333,506 in 1999, $350,182 in 2000, and $303,877 in
2001. The Company has the option to purchase the property at any time during the lease term.


NOTE 8 - DEBT
-------------

                                                                                       1999                      1998
                                                                                 -----------------            ------------
Short-term debt consists of the following:
          15.0% Promissory Note, maturing September 1999,
              interest only payable through August 1999, collaterized
              by inventory                                                              $ 500,000                   $   -

          10.25% Promissory Note, maturing August 16, 1999, monthly principal and interest payments of $22,549 payable beginning March 16, 1999, and continuing until maturity on August 16, 1999, collaterized by
              machinery and equipment.                                                    146,119                       -

           10% Bank line of credit, maturing September 3, 1999, interest only payable through September 3, 1999,
               collaterized by inventory.                                                 497,927                       -

            12% Promissory Note, maturing September 15, 1999,
                interest only payable quarterly, collaterized by inventory.                50,000                       -

                                                                                 -----------------            ------------
       Total short-term debt                                                           $1,194,046                   $   -
                                                                                 =================            ============

Long-term debt consists of following:
             5.8%Promissory Note, maturing September 9, 1998, payable $375 monthly including interest, collaterized
                 by equipment.                                                          $       -                   $ 744

             9.5%Promissory Note, maturing August 2001, payable $482 monthly including interest, collaterized
                 by equipment.                                                             10,893                       -

             5.0%Promissory Note, maturing in February 2001, payable beginning
                 September 1999, $25,000 plus
                 interest monthly, collaterized by inventory.                             450,000                       -

        Less:  Current portion                                                            279,961                     744
                                                                                 -----------------            ------------
        Total long-term debt                                                            $ 180,932                   $   -
                                                                                 =================            ============



Interest expense on debt totaled $30,269 for 1997, $39,268 for 1998 and $100,392 for 1999. The weighted average interest rate on short-term borrowings at July 31, 1999 was 12.21%. The scheduled maturities of long-term debt outstanding at July 31, 1999 are summarized as follows: $279,961 in 2000 and $180,932 in 2001.

                         TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

The following table summarizes option activity:


                                                                                     Number of             Option Price
                                                                                      Shares                 Per Share
                                                                                 ------------------      ------------------
Outstanding as of August 1, 1996                                                         2,592,003          $ .50 - $7.125
       Granted                                                                                   -                       -
       Exercised                                                                                 -                       -
       Expired                                                                                   -                       -
                                                                                 ------------------

Outstanding as of July 31, 1997                                                          2,592,003          $ .50 - $7.125
       Granted                                                                                   -                       -
       Exercised                                                                                 -                       -
       Expired                                                                          (2,592,003)                      -
                                                                                 ------------------

Outstanding as of July 31, 1998                                                                  -                       -
       Granted                                                                             926,000                   $0.23
       Exercised                                                                                 -                       -
       Expired                                                                                   -                       -
                                                                                 ------------------

Outstanding as of July 31, 1999                                                            926,000                   $0.23
                                                                                 ==================


NOTE 10 - WARRANTS
------------------

During the year ended July 31, 1992, the Company issued redeemable warrants to purchase 2,587,500 shares of common stock of the Company at a purchase price of $8.10 per share, exercisable from June 24, 1993 through June 23, 1997. During the year ended July 31, 1995, warrants for the purchase of 50,000 shares at an exercise price of $1.00 were issued. Warrants for the purchase of 2,637,500 shares of the Company's common stock remain outstanding as of July 31, 1998 and 1999. Upon confirmation of the plan of reorganization, all redeemable warrants were modified to reduce the exercise price to $1.00 and the exercise period was extended to August 31, 2000.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS
------------------------------------

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

During the year ended July 31, 1999, the Company borrowed amounts totaling $155,000 from a director of the Company. All but $50,000 was paid back to the director during the year.

During the year ended July 31, 1999, the Company paid $56,085 for consulting services from a company that is owned by a director of the Company.

NOTE 12 - DOMESTIC AND EXPORT SALES
-----------------------------------

The following table summarizes the sales of the Company:


                                                  1999                          1998                          1997
                                            ------------------            ------------------            ------------------
North America                                     $ 3,833,206                   $ 4,475,535                   $ 1,041,189
Asia                                                   51,667                        22,198                        56,739
Pacific Rim                                            41,325                     1,120,954                     1,783,241
Europe                                                799,683                        32,868                       744,923
                                            ------------------            ------------------            ------------------
    Total Sales                                   $ 4,725,881                   $ 5,651,555                   $ 3,626,092
                                            ==================            ==================            ==================


NOTE 13 - MAJOR CUSTOMERS
-------------------------

The Company operates in a single textile machinery line of business, encompassing the manufacture and service of the computerized yarn placement
(CYP) machine. The Company has ten (10) customers whose sales represent a significant portion of sales in their line of business. Sales to one of these customers were in excess of 17% in 1999, 0% in 1998 and 20% in 1997. Sales to a second customer accounted for 16% of net sales in 1999, 0% in 1998 and 0% in 1997. Sales to a third customer accounted for 18% in 1999, 0% in 1998 and 0% in 1997. Sales to a fourth customer accounted for 19% in 1999, 0% in 1998 and 0% in 1997. Sales to a fifth customer accounted for 17% in 1999, 0% in 1998 and 0% in 1997. Sales to a sixth customer accounted for 0% in 1999, 21% in 1998 and 0% in 1997. Sales to a seventh customer accounted for 0% in 1999, 20% in 1998 and 0% in 1997. Sales to a eighth customer accounted for 0% in 1999, 39% in 1998 and 0% in 1997. Sales to a ninth customer accounted for 0% in 1999, 20% in 1998 and 48% in 1997. Sales to a tenth customer accounted for 0% in 1999, 0% in 1998 and 19% in 1997.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                   1999                         1998
                                                                             ------------------           ------------------
Deferred tax assets
          Accounts receivable                                                          $ 9,250                     $ 11,675
          Accrued expenses and reserves                                                 21,106                       15,819
Net operating loss carry-forward                                                     8,188,100                    7,924,660
          Valuation allowance                                                       (6,218,456)                  (5,952,154)
                                                                             ------------------           ------------------
Net deferred tax assets                                                            $ 2,000,000                  $ 2,000,000
                                                                             ==================           ==================


As of July 31, 1999, the Company had net operating loss carry-forwards of approximately $22,130,000 available to offset future taxable income, which will expire in various years through 2014.

Realization of deferred tax assets associated with the net operating loss carry-forwards and reversals of the temporary differences is dependent upon generating sufficient taxable income prior to expiration of the NOL carry-forwards. Even though the Company has incurred tax losses for nine of the past eleven fiscal years, management believes that it is more likely than not it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carry-forward prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during the last three years. Specifically, cost savings by bringing research and development in house and by better usage of just-in-time inventory control. Management believes that a valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. Using 1997 as a base, taxable income will have to grow at an average annual compound rate of 31% in order to realize $2,000,000 of tax benefit prior to expiration.

NOTE 15 - YEAR 2000 COMPLIANCE
------------------------------

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that with its modifications to existing software and conversions to new software, the "year 2000 issue" will not pose significant operational problems for the Company's computer systems as so modified and converted and that the cost of such modifications and conversions will not have a material impact on the Company's financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENT
--------------------------

Subsequent to Fiscal 1999 year-end, the Company has received deposits or a letter of credit for the purchase of four (4) CYP machines. In addition, the Company has received an order and deposit for a retrofit attachment. The Company expects 3 of the 4 machines to ship during the first quarter along with a retrofit. The remaining machine is expected to ship during the second quarter.


                          TAPISTRON INTERNATIONAL, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                      Additions
                                                   Balance at         Charged to                               Balance
                                                   Beginning          Cost and                                 at End
                                                   of Year            Expenses          Deductions             of Year
                                                   ---------------    ---------------   -------------------    ---------------
    1999
-------------
Allowance for doubtful accounts                          $ 31,556           $ 25,000     $    31,556(1)              $ 25,000
Allowance for uncollectible long-
   term receivables                                      $500,000           $      -     $         -                 $500,000


    1998
-------------
Allowance for doubtful accounts                          $ 39,905           $      -     $     8,349(1)              $ 31,556
Allowance for uncollectible long-
   term receivables                                      $500,000           $      -     $         -                 $500,000


    1997
-------------
Allowance for doubtful accounts                          $ 39,904           $      -     $         -                 $ 39,905
Allowance for uncollectible long-
   term receivables                                      $500,000           $      -     $         -                 $500,000
Allowance for obsolete inventory                         $978,656           $      -     $   978,656(2)              $      -


(1)  Uncollectible accounts written off
(2) Obsolete inventory written off

