Form 10-Q
period 1999-10-31
TAPISTRON INTERNATIONAL INC
filed 1999-12-14
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ----------------

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

                              6203 Alabama Highway
                                 P. O. Box 1067
                                Ringgold, Georgia
                                   30736-1067
                    (Address of principal executive offices)
                                   (Zip Code)

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

           Class                            Outstanding at December 1, 1999
-----------------------------               -------------------------------
Common Stock $.0004 Par Value                          34,785,611

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS



PART I   - FINANCIAL INFORMATION

     ITEM 1  - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of July 31, 1999 and October 31, 1999                3

     Condensed Consolidated Statements of Operations for the Three Months Ended
         October 31, 1998 and 1999                                                                 5

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         October 31, 1998 and 1999                                                                 6

     Notes to Condensed Consolidated Financial Statements                                          8

     ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                                          10

PART II  - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION                                                                   12

SIGNATURE                                                                                         13



                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     Condensed from
                                                                   Audited Financial
                                                                       Statements                   Unaudited
                                                                     July 31, 1999              October 31, 1999
                                                                  ---------------------        --------------------
CURRENT ASSETS
   Cash and Cash equivalents                                                 $ 685,328                    $ 56,551
   Receivables, net of allowance of $25,000                                    105,092                     101,233
   Receivables from employees                                                    1,475                         597
   Sales contract receivables                                                   75,000                   1,975,000
   Inventory                                                                 2,121,639                   1,755,975
   Prepayments                                                                 193,116                     262,403
   Deferred income taxes                                                       100,000                     100,000
                                                                  ---------------------        --------------------

            Total current assets                                             3,281,650                   4,251,759
                                                                  ---------------------        --------------------

PROPERTY AND EQUIPMENT, NET                                                    769,935                     728,483
                                                                  ---------------------        --------------------

OTHER ASSETS
   Long-term receivables, net of allowance of $500,000                               -                           -
   Patents and patent license                                                  234,013                     226,031
   Deferred income taxes                                                     1,900,000                   1,900,000
   Other assets                                                                  4,050                       3,525
                                                                  ---------------------        --------------------

            Total other assets                                               2,138,063                   2,129,556
                                                                  ---------------------        --------------------

          TOTAL                                                            $ 6,189,648                 $ 7,109,798
                                                                  =====================        ====================

The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC

                CONDENSED CONSOLIDATED BALANCE SHEET - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  Condensed from
                                                                 Audited Financial
                                                                    Statements                     Unaudited
                                                                   July 31, 1999                October 31, 1999
                                                                --------------------          ---------------------
CURRENT LIABILITIES
   Short-term debt                                                      $ 1,194,046                    $ 1,348,052
   Current portion of long-term debt                                        279,961                        267,607
   Accounts payable                                                          99,184                        213,698
   Accrued expenses                                                         211,660                        219,430
   Customer deposits                                                        104,634                        111,977
                                                                --------------------          ---------------------

              Total current liabilities                                   1,889,485                      2,160,764
                                                                --------------------          ---------------------

CONTINGENT REORGANIZATION LIABILITY                                         581,923                        535,343
                                                                --------------------          ---------------------

LONG-TERM DEBT                                                              180,932                        211,142
                                                                --------------------          ---------------------

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
      shares authorized: no shares issued and
      outstanding                                                                 -                              -
   Common stock - $.004 par value - 100,000,000
      shares authorized: 34,841,129 shares issued                            13,936                         13,936
    Additional paid in capital                                           26,407,711                     26,454,290
    Accumulated deficit                                                 (22,871,547)                   (22,252,885)
    Treasury stock - 55,518 shares outstanding at cost                      (12,792)                       (12,792)
                                                                --------------------          ---------------------

              Total stockholders' equity                                  3,537,308                      4,202,549
                                                                --------------------          ---------------------

              TOTAL                                                     $ 6,189,648                    $ 7,109,798
                                                                ====================          =====================


The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months                   Three Months
                                                                    Ended                         Ended
                                                             October 31, 1998               October 31, 1999
                                                             --------------------          ---------------------
SALES                                                                $ 1,096,232                    $ 2,815,805

COST OF SALES                                                            704,403                      1,425,420
                                                             --------------------          ---------------------

      Gross profit                                                       391,829                      1,390,385

OPERATING EXPENSES                                                       645,976                        649,831
                                                             --------------------          ---------------------

OPERATING INCOME (LOSS)                                                 (254,147)                       740,554
                                                             --------------------          ---------------------

OTHER INCOME (EXPENSE)
      Interest expense                                                      (235)                       (40,966)
      Interest income                                                      2,469                              9
      Loss on disposal of asset                                           (2,820)                             -
      Loss on foreign currency exchange rates                                  -                        (80,936)
                                                             --------------------          ---------------------

              Other income (expense)                                        (586)                      (121,893)
                                                             --------------------          ---------------------

Income (Loss) before reorganization items                               (254,733)                       618,661

REORGANIZATION ITEMS                                                     (23,446)                             -
                                                             --------------------          ---------------------

NET INCOME (LOSS)                                                     $ (278,179)                     $ 618,661
                                                             ====================          =====================


EARNINGS PER SHARE

Net income (loss)                                                          (0.01)                          0.02

Weighted average number of shares
outstanding                                                           34,785,611                     34,785,611



The accompanying notes are an integral part of the financial statements.


                          TAPISTRON INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Three Months               Three Months
                                                                        Ended                      Ended
                                                                  October 31, 1998           October 31, 1999
                                                                 ---------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $ (278,179)                 $ 618,661
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
        Depreciation and amortization                                          40,162                     49,959
        Loss on disposal of asset                                               2,820                          -
        Loss on foreign currency exchange rates                                     -                     80,936
        Changes in operating assets and liabilities:
              (Increase) decrease in receivables                              324,522                 (1,895,263)
              (Increase) decrease in prepayments                                9,614                    (69,287)
              (Increase) decrease in inventory                                (22,458)                   362,577
              Increase (decrease) in accounts payable
                 and accrued expenses                                        (193,961)                   122,284
              Increase (decrease) in customer deposits                        (23,961)                     7,343
              Increase (decrease) in liabilities subject to
                 settlement under plan of reorganization                     (100,000)                         -
                                                                 ---------------------      ---------------------

                 Net cash used in operating activities                       (241,441)                  (722,790)
                                                                 ---------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for other assets                                                     (526)                         -
   Capital expenditures                                                       (40,875)                         -
                                                                 ---------------------      ---------------------

                 Net cash used in investing activities                        (41,401)                         -
                                                                 ---------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                          50,000                    800,125
   Principal repayments of debt                                                (1,473)                  (706,112)
                                                                 ---------------------      ---------------------

                 Net cash provided by financing activities                     48,527                     94,013
                                                                 ---------------------      ---------------------

NET INCREASE (DECREASE) IN CASH:                                             (234,315)                  (628,777)
   Cash and cash equivalents - beginning of period                            247,101                    685,328
                                                                 ---------------------      ---------------------

   Cash and cash equivalents - end of period                                 $ 12,786                   $ 56,551
                                                                 =====================      =====================


The accompanying notes are an integral part of the financial statements.


                          TAPISTRON INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                  (UNAUDITIED)

                                                                   Three Months                    Three Months
                                                                      Ended                            Ended
                                                                 October 31, 1998                October 31, 1999
                                                               ---------------------            --------------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

   Cash paid for interest                                                     $ 235                        $ 23,154

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Note payable for equipment                                                15,046                               -




The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1999

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of October 31, 1999 and the results of its operations for the three months ended October 31, 1998 and 1999 and cash flows for the three months ended October 31, 1998 and 1999. These statements are condensed, and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (NET LOSS) PER SHARE
--------------------------------------

Earnings (net loss) per share are computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - INVENTORY
------------------

Inventory at October 31, 1999 consists of the following:
Raw Material                                                                               $      860,067
Work in Process                                                                                   467,528
Finished Goods                                                                                    428,380
                                                                                          ----------------

Total                                                                                          $1,755,975
                                                                                          ================


NOTE 4 - CONTINGENT REORGANIZATION LIABILITY
--------------------------------------------

Under the Amended Plan, the Class 7 unsecured creditors received their pro rata share of the first $500,000 cash payment and their pro rata share of a second $500,000 cash payment, payable at $50,000 per new machine sale. With regard to the balance of their claim, each unsecured creditor could elect either (1) 15% of the balance of its claim or (2) the creditors pro rata share of 1,000,021 shares of common stock issued by the Company. If between August 29, 1997

                          TAPISTRON INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

October 31, 1999 closing market price                                                         $ 0.2031
Shares issued to Class 7 (no fractional shares were issued)                                  1,000,021
                                                                                        ---------------

Total market value of Class 7 stock                                                          $ 203,104
                                                                                        ---------------

Balance of Class 7 unsecured claims                                                          $ 611,336
Time value factor @8.75%                                                                    1.20792509

                                                                                        ---------------

Total liability of Class 7 claims                                                            $ 738,447
                                                                                        ---------------

Total contingent liability for stock to cover Class 7 debt                                   $ 535,343
                                                                                        ===============

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

Sales
-----

Revenues for the three months ended October 31, 1999 ("1999 Three Months") were $2,815,805 compared with $1,096,232 for the three months ended October 31, 1998 ("1998 Three Months"). The increase in revenues was a result of the successful introduction of the new CYP machine technology. The Company developed new cutting attachments that allow customers to produce cut pile, level loop, high-low loop, and cut loop product all on the same machine.

Cost of Sales
-------------

Cost of sales was $1,425,420 for the 1999 Three Months, or 51% of sales, compared with $704,403 for the 1998 Three Months, or 64% of sales. The Company has continued its efforts to reduce the cost of the parts on the CYP machines and has improved the efficiency in building machines as well.

Operating Expenses
------------------

Operating expenses were $649,831 for the 1999 Three Months, or 23% of sales, compared with $645,976 for the 1998 Three Months, or 59% of sales. Total operating expenses remained approximately the same for comparable periods. However, due to the increase in sales, the operating expenses as a percentage of sales decreased dramatically.

Interest Expense
----------------

Interest expense was $40,966 for the 1999 Three Months compared to $235 for the 1998 Three Months. The increase was due to an increase in debt for the 1999 Three Months compared to the 1998 Three Months.

Income Tax Expense
------------------

The income tax provision is $0 due to utilization of the net operating loss carry-forward to reduce current taxable income.

Liquidity and Capital Resources

The Company's highly liquid assets (cash and cash equivalents) at October 31, 1999 aggregated $56,551, a decrease from the $685,328 balance at July 31, 1998. Its working capital position at October 31, 1999 of $2,090,995 increased from the comparable amount of $1,392,165 at July 31, 1999. The increase in working capital resulted from an increase in accounts receivable due to the increase of CYP machine sales.

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS - (Continued)
------------------------

Net cash used in operations for the 1999 Three Months was $722,790 compared to net cash used in operations of $241,441 for the 1998 Three Months. Net cash provided from financing activities for the 1999 Three Months totaled $94,013 compared with $48,527 for the 1998 Three Months.

The Company believes its current cash needs will be adequately provided from anticipated cash generated from operations and short-term borrowings from its lines of credit. As of October 31, 1999, the Company had available $102,073 on its lines of credit. Long-term cash requirements, other than normal operating expenses, depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

Market Risk
-----------

A review of the Company's financial instruments and risk exposures at October 31, 1999 revealed that the Company had exposure to foreign currency exchange rate risks. At October 31, 1999, the Company had an outstanding debt denominated in the Japanese Yen, which matures in February of 2001. As exchange rates vary, the Company's financial position, results of operations or cash flows may vary from expectations and overall expected earnings may be adversely impacted. The effect of foreign exchange rate fluctuations on the Company during the 1999 Three Months was an expense of $80,936.

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

Forward-looking Statements for Purposes of "Safe Harbor" Under the Private
--------------------------------------------------------------------------
Securities Reform Act of 1995
-----------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS - (Continued)
------------------------

management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond October 31, 1999, are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as, matters that are specific to the Company and the market it serves. Actual sales in Fiscal 2000 may be materially less than the sales projected in the forward-looking statements if the Company's customers cancel or delay current orders or reduce the rate at which the Company is building or expects to build CYP machines for such customers. Such cancellations, delays or reductions may occur if there is a substantial change in the general economy or if a customer were to experience major financial difficulties. Margins may differ from those projected in the forward-looking statements if management does not achieve success in improving margins or other events occur that differ from the estimates used in preparing the Company's financial statements.

In addition, all subsequent written and oral forward-looking statements attributable to the Company or person acting on behalf of the Company are expressly qualified in their entirety by reference to such factors.

The Company's forward-looking statements represent its judgement only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no Exhibits filed with this report.

(b) No reports on Form 8-K were filed during the quarterly period ended October 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

                                         Tapistron International, Inc.
                                         (Registrant)


Date:    December 13, 1999               /s/Rodney C. Hardeman, Jr.
     ----------------------              --------------------------
                                         Rodney C. Hardeman, Jr.
                                         (Signing on behalf of the registrant
                                         as President and Chief Executive
                                         Officer)