Form 10-Q
period 2000-01-31
TAPISTRON INTERNATIONAL INC
filed 2000-03-08
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

            Class                             Outstanding at March 7, 2000
-----------------------------                 ----------------------------
Common Stock $.0004 Par Value                          34,785,611


                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS



PART I   - FINANCIAL INFORMATION

     ITEM 1  - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of July 31, 1999 and January 31, 2000                        3

     Condensed Consolidated Statements of Operations for the Three Months Ended
         January 31, 1999 and 2000 and for the Six Months Ended January 31, 1999 and
         2000                                                                                              5

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         January 31, 1999 and 2000.                                                                        6

     Notes to Condensed Consolidated Financial Statements                                                  8

     ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                                                  10

PART II  - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION                                                                           12

SIGNATURE                                                                                                 13




                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                      Condensed from
                                                                    Audited Financial
                                                                        Statements                   Unaudited
                                                                      July 31, 1999              January 31, 2000
                                                                  ---------------------        --------------------
CURRENT ASSETS
   Cash and Cash equivalents                                               $   685,328                 $    25,648
   Receivables, net of allowance of $25,000                                    105,092                      46,928
   Receivables from employees                                                    1,475                       8,381
   Sales contract receivables                                                   75,000                   1,325,000
   Inventory                                                                 2,121,639                   1,963,787
   Prepayments                                                                 193,116                     279,767
   Deferred income taxes                                                       100,000                     100,000
                                                                  ---------------------        --------------------

            Total current assets                                             3,281,650                   3,749,511
                                                                  ---------------------        --------------------

PROPERTY AND EQUIPMENT, NET                                                    769,935                     703,362
                                                                  ---------------------        --------------------

OTHER ASSETS
   Long-term receivables, net of allowance of $500,000                               -                           -
   Patents and patent license                                                  234,013                     218,049
   Deferred income taxes                                                     1,900,000                   1,900,000
   Other assets                                                                  4,050                       3,000
                                                                  ---------------------        --------------------

            Total other assets                                               2,138,063                   2,121,049
                                                                  ---------------------        --------------------

          TOTAL                                                           $  6,189,648                $  6,573,922
                                                                  =====================        ====================

The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC
                CONDENSED CONSOLIDATED BALANCE SHEETS- CONTINUED



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                   Condensed from
                                                                 Audited Financial
                                                                     Statements                     Unaudited
                                                                   July 31, 1999                January 31, 2000
                                                                --------------------          ---------------------
CURRENT LIABILITIES
   Short-term debt                                                      $ 1,194,046                    $ 1,155,145
   Current portion of long-term debt                                        279,961                        180,425
   Accounts payable                                                          99,184                        124,529
   Accrued expenses                                                         211,660                        244,247
   Customer deposits                                                        104,634                        100,074
                                                                --------------------          ---------------------

              Total current liabilities                                   1,889,485                      1,804,420
                                                                --------------------          ---------------------

CONTINGENT REORGANIZATION LIABILITY                                         581,923                        410,913
                                                                --------------------          ---------------------

LONG-TERM DEBT                                                              180,932                        213,949
                                                                --------------------          ---------------------

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
      shares authorized: no shares issued and
      outstanding                                                                 -                              -
   Common stock - $.0004 par value - 100,000,000
      shares authorized: 34,841,129 shares issued                            13,936                         13,936
    Additional paid in capital                                           26,407,711                     26,578,721
    Accumulated deficit                                                 (22,871,547)                   (22,435,225)
    Treasury stock - 55,518 shares outstanding at cost                      (12,792)                       (12,792)
                                                                --------------------          ---------------------

              Total stockholders' equity                                  3,537,308                      4,144,640
                                                                --------------------          ---------------------

              TOTAL                                                     $ 6,189,648                    $ 6,573,922
                                                                ====================          =====================

The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                     Three Months          Three Months                  Six Months
                                                         Ended                 Ended              Ended           Ended
                                                      January 31            January 31         January 31       January 31
                                                         1999                  2000               1999             2000
                                                  --------------------  -------------------- ---------------- ---------------
SALES                                                     $ 1,650,145           $ 1,090,486       $2,746,377      $3,906,290

COST OF SALES                                                 994,591               641,499        1,698,994       2,066,919
                                                  --------------------  -------------------- ---------------- ---------------

      Gross profit                                            655,554               448,987        1,047,383       1,839,371

OPERATING EXPENSES                                            598,155               571,061        1,242,860       1,220,891
                                                  --------------------  -------------------- ---------------- ---------------

OPERATING INCOME (LOSS)                                        57,399              (122,074)        (195,477)        618,480
                                                  --------------------  -------------------- ---------------- ---------------

OTHER INCOME (EXPENSE)
      Interest expense                                        (28,891)              (51,774)         (30,397)        (92,740)
      Interest income                                             161                    10            2,630              19
      Loss on disposal of asset                                     -                     -           (2,820)              -
      Loss on foreign currency exchange rates                       -                (8,501)               -         (89,437)
                                                  --------------------  -------------------- ---------------- ---------------

                   Other income (expense)                     (28,730)              (60,265)         (30,587)       (182,158)
                                                  --------------------  -------------------- ---------------- ---------------

Income (Loss) before reorganization items                      28,669              (182,339)        (226,064)        436,322

REORGANIZATION ITEMS                                           (5,469)                    -          (28,915)              -
                                                  --------------------  -------------------- ---------------- ---------------

NET INCOME (LOSS)                                            $ 23,200            $ (182,339)       $(254,979)      $ 436,322
                                                  ====================  ==================== ================ ===============


EARNINGS PER SHARE

Net income (loss)                                               0.001                (0.005)          (0.007)          0.013

Weighted average number of shares
outstanding                                                34,785,611            34,785,611       34,785,611      34,785,611


The accompanying notes are an integral part of the financial statements.


                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                           Six Months                 Six Months
                                                                              Ended                      Ended
                                                                        January 31, 1999           January 31, 2000
                                                                      --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $ (254,979)                 $ 436,322
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
        Depreciation and amortization                                              82,454                     99,918
        Loss on disposal of asset                                                   2,820                          -
        Loss on foreign currency exchange rates                                         -                     89,437
        Changes in operating assets and liabilities:
              (Increase) decrease in receivables                                 (689,788)                (1,198,742)
              (Increase) decrease in prepayments                                      (48)                   (86,651)
              (Increase) decrease in inventory                                    210,996                    157,852
              Increase (decrease) in accounts payable
                 and accrued expenses                                            (231,040)                    54,507
              Increase (decrease) in customer deposits                             65,250                     (4,560)
              Increase (decrease) in liabilities subject to
                 settlement under plan of reorganization                         (100,000)                         -
                                                                      --------------------       --------------------

              Net cash used in operating activities                              (914,335)                  (451,917)
                                                                      --------------------       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (40,875)                   (16,332)
                                                                      --------------------       --------------------

              Net cash used in investing activities                               (40,875)                   (16,332)
                                                                      --------------------       --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                             900,000                    920,020
   Principal repayments of debt                                                  (101,843)                (1,111,451)
                                                                      --------------------       --------------------

              Net cash provided by (used in) financing activities                 798,157                   (191,431)
                                                                      --------------------       --------------------

NET (DECREASE) IN CASH:                                                          (157,053)                  (659,680)
   Cash and cash equivalents - beginning of period                                247,101                    685,328
                                                                      --------------------       --------------------

   Cash and cash equivalents - end of period                                     $ 90,048                   $ 25,648
                                                                      ====================       ====================

The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                  (UNAUDITIED)




                                                                    Six Months                       Six Months
                                                                      Ended                             Ended
                                                                 January 31, 1999                 January 31, 2000
                                                               ---------------------            --------------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                                  $ 27,388                        $ 74,928

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Note payable for equipment                                                15,046                               -




The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2000

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of January 31, 2000 and the results of its operations for the six months ended January 31, 1999 and 2000 and cash flows for the six months ended January 31, 1999 and 2000. These statements are condensed, and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. The results of operations for the six months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (NET LOSS) PER SHARE
--------------------------------------

Earnings (net loss) per share are computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - INVENTORY
------------------

Inventory at January 31, 2000 consists of the following:

Raw Material                                                    $      579,088
Work in Process                                                        973,205
Finished Goods                                                         411,494
                                                               ----------------

Total                                                               $1,963,787
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

January 31, 2000 closing market price                                                      $    0.3438
Shares issued to Class 7 (no fractional shares were issued)                                  1,000,021
                                                                                        ---------------

Total market value of Class 7 stock                                                        $   343,807
                                                                                        ---------------

Balance of Class 7 unsecured claims                                                        $   611,336
Time value factor @8.75%                                                                    1.23454282
                                                                                        ---------------

Total liability of Class 7 claims                                                          $   754,720
                                                                                        ---------------

Total contingent liability for stock to cover Class 7 debt                                 $   410,913
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

Results of Operations

Sales
-----

Revenues for the three months ended January 31, 2000 were $1,090,486 compared with $1,650,145 for the three months ended January 31, 1999. The decrease in revenues was due to a decrease in units sold. Revenues for the six months ended January 31, 2000 were $3,906,290 compared with $2,746,377 for the six months ended January 31, 1999. The increase in revenues was due to an increase in units sold.

Cost of Sales
-------------

Cost of sales for the three months ended January 31, 2000 were $641,499, or 59% of sales, compared with $994,591, or 60% of sales, for the three months ended January 31, 1999. Cost of sales for the six months ended January 31, 2000 were $2,066,919, or 53% of sales, compared with $1,698,994, or 62% of sales, for the six months ended January 31, 1999. Cost of sales as a percentage of sales decreased as a result of continued efforts of the Company to manufacture machines more efficiently.

Operating Expenses
------------------

Operating expenses were $571,061 for the three months ended January 31, 2000 compared with $598,155 for the three months ended January 31, 1999. Operating expenses were $1,220,891 for the six months ended January 31, 2000 compared with $1,242,860 for the six months ended January 31, 1999.

Interest Expense
----------------

Interest expense was $92,740 for the six months ended January 31, 2000 compared with $30,397 for the six months ended January 31, 1999. The increase was due to an increase in debt for the six months ended January 31, 2000.

Liquidity and Capital Resources
-------------------------------

The Company's highly liquid assets (cash and cash equivalents) at January 31, 2000 aggregated $25,648, a decrease from the $685,328 balance at July 31, 1999. Its working capital position at January 31, 2000 of $1,945,091 increased from the comparable amount of $1,392,165 at July 31,

                          TAPISTRON INTERNATIONAL, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
---------------------------------------------------------------------------
OPERATIONS (continued)
----------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

1999. The increase in working capital was a result of increased receivables due to the increase in revenues for the six months ended January 31, 2000.

Net cash used in operations for the six months ended January 31, 2000 was $451,917 compared to cash used in operations of $914,335 for the six months ended January 31, 1999. Net cash used in investing activities totaled $16,332 for the six months ended January 31, 2000 compared to $40,875 used in investing activities during the six months ended January 31, 1999. Net cash used in financing activities was $191,431 during the six months ended January 31, 2000 compared to cash provided by financing activities of $798,157 during the six months ended January 31, 1999.

The Company believes its current cash needs will be adequately provided from anticipated cash generated from operations, short-term borrowings and its lines of credit. As of January 31, 2000, the Company had available $450,000 on its lines of credit. Long-term cash requirements, other than normal operating expenses, depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

Market Risk
-----------

A review of the Company's financial instruments and risk exposures at January 31, 2000, revealed that the Company had exposure to foreign currency exchange rate risks. At January 31, 2000, the Company had an outstanding debt denominated in the Japanese Yen, which matures in February of 2001. As exchange rates vary, the Company's financial position, results of operations or cash flows may vary from expectations and overall expected earnings may be adversely impacted. The effect of foreign exchange rate fluctuations on the Company during the six months ending January 31, 2000 was an expense of $89,437.

Year 2000
---------

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

                          TAPISTRON INTERNATIONAL, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
---------------------------------------------------------------------------
OPERATIONS (continued)
----------------------

Forward-looking Statements for Purposes of "Safe Harbor" Under the Private
---------------------------------------------------------------------------
Securities Reform Act of 1995
-----------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of Management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond January 31, 2000, are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as, matters that are specific to the Company and the market it serves. Actual sales in Fiscal 2000 may be materially less than the sales projected in the forward-looking statements if the Company's customers cancel or delay current orders or if the Company reduces the rate at which it is building or expects to build CYP machines for such customers. Such cancellations, delays or reductions may occur if there is a substantial change in the general economy or if a customer were to experience major financial difficulties. Margins may differ from those projected in the forward-looking statements if management does not achieve success in improving margins or other events occur that differ from the estimates used in preparing the Company's financial statements.

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

(b) No reports on Form 8-K were filed during the quarterly period ended January 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,





                                           Tapistron International, Inc.
                                           -----------------------------
                                           (Registrant)



Date:    March 8, 2000                     /s/Floyd S. Koegler, Jr..
     -----------------                     -------------------------
                                           Floyd S. Koegler, Jr.
                                           (Signing on behalf of the registrant
                                           as Vice President and Chief Financial
                                           Officer)