Form 10-Q
period 2000-04-30
TAPISTRON INTERNATIONAL INC
filed 2000-06-06
CIK 800193

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C., 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from               to
                               -------------    -------------

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
Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

          Class                                    Outstanding at June 5, 2000
------------------------------                     ---------------------------
Common Stock $.0004 Par Value                             34,785,611

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PART I   - FINANCIAL INFORMATION

     ITEM 1  - FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of July 31, 1999 and April 30, 2000       3

     Condensed Consolidated Statements of Operations for the Three Months Ended
         April 30, 1999 and 2000 and for the Nine Months Ended April 30, 1999
         and 2000                                                                       5

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         April 30, 1999 and 2000.                                                       6

     Notes to Condensed Consolidated Financial Statements                               8

     ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                                11

PART II  - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION                                                         13

SIGNATURE                                                                               14


                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     Condensed from
                                                                   Audited Financial
                                                                       Statements                   Unaudited
                                                                     July 31, 1999               April 30, 2000
                                                                   -----------------             --------------
CURRENT ASSETS
   Cash and cash equivalents                                           $  685,328                 $  115,594
   Receivables, net of allowance of $25,000                               105,092                    108,820
   Receivables from employees/others                                        1,475                    101,696
   Sales contract receivables                                              75,000                  1,040,000
   Inventory, net of allowance of $30,000                               2,121,639                  2,632,306
   Prepayments                                                            193,116                    207,719
   Deferred income taxes                                                  100,000                    100,000
                                                                       ----------                 ----------

            Total current assets                                        3,281,650                  4,306,135
                                                                       ----------                 ----------

PROPERTY AND EQUIPMENT, NET                                               769,935                    661,501
                                                                       ----------                 ----------

OTHER ASSETS
   Long-term receivables, net of allowance of $500,000                         --                         --
   Patents and patent license                                             234,013                    210,067
   Deferred income taxes                                                1,900,000                  1,900,000
   Other assets                                                             4,050                      2,750
                                                                       ----------                 ----------

            Total other assets                                          2,138,063                  2,112,817
                                                                       ----------                 ----------

          TOTAL                                                        $6,189,648                 $7,080,453
                                                                       ==========                 ==========


The accompanying notes are an integral part of these financial statements.


                          TAPISTRON INTERNATIONAL, INC
                CONDENSED CONSOLIDATED BALANCE SHEETS- CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  Condensed from
                                                                 Audited Financial
                                                                    Statements                     Unaudited
                                                                   July 31, 1999                 April 30, 2000
                                                                 -----------------               --------------
CURRENT LIABILITIES
   Short-term debt                                                $  1,194,046                    $  1,275,000
   Current portion of long-term debt                                   279,961                          88,690
   Accounts payable                                                     99,184                         224,116
   Accrued expenses                                                    211,660                         309,013
   Customer deposits                                                   104,634                         125,280
                                                                  ------------                    ------------

              Total current liabilities                              1,889,485                       2,022,099
                                                                  ------------                    ------------

CONTINGENT REORGANIZATION LIABILITY                                    581,923                         536,946
                                                                  ------------                    ------------

LONG-TERM DEBT                                                         180,932                         210,868
                                                                  ------------                    ------------

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
      shares authorized: no shares issued and
      outstanding                                                           --                              --
   Common stock - $.0004 par value - 100,000,000
      shares authorized: 34,841,129 shares issued                       13,936                          13,936
    Additional paid in capital                                      26,407,711                      26,452,688
    Accumulated deficit                                            (22,871,547)                    (22,143,292)
    Treasury stock - 55,518 shares outstanding at cost                 (12,792)                        (12,792)
                                                                  ------------                    ------------

              Total stockholders' equity                             3,537,308                       4,310,540
                                                                  ------------                    ------------

              TOTAL                                               $  6,189,648                    $  7,080,453
                                                                  ============                    ============


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                Three Months                     Nine Months
                                                               Ended April 30,                 Ended April 30,
                                                           1999            2000            1999             2000
                                                       ------------    ------------    ------------    ------------
SALES                                                  $    978,932    $  2,094,891    $  3,725,308    $  6,001,181

COST OF SALES                                               446,322       1,092,770       2,145,315       3,159,689
                                                       ------------    ------------    ------------    ------------

      Gross profit                                          532,610       1,002,121       1,579,993       2,841,492

OPERATING EXPENSES                                          587,451         682,666       1,830,311       1,903,557
                                                       ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                     (54,841)        319,455        (250,318)        937,935
                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
      Interest expense                                      (32,724)        (33,799)        (63,121)       (126,539)
      Interest income                                             9               9           2,639              28
      Loss on disposal of asset                                  --              --          (2,820)             --
      Gain (Loss) on foreign currency exchange rates             --           6,268              --         (83,169)
                                                       ------------    ------------    ------------    ------------

                   Other income (expense)                   (32,715)        (27,522)        (63,302)       (209,680)
                                                       ------------    ------------    ------------    ------------

Income (Loss) before reorganization items                   (87,556)        291,933        (313,620)        728,255

REORGANIZATION ITEMS                                         (5,469)             --         (34,384)             --
                                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                      $    (93,025)   $    291,933    $   (348,004)   $    728,255
                                                       ============    ============    ============    ============

EARNINGS PER SHARE

Net income (loss)                                            (0.003)          0.008          (0.010)          0.021

Weighted average number of shares
outstanding                                              34,785,611      34,785,611      34,785,611      34,785,611

The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Nine Months                Nine Months
                                                                             Ended                      Ended
                                                                        April 30, 1999             April 30, 2000
                                                                        --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  (348,004)                $   728,255
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
        Depreciation and amortization                                        135,401                     150,011
        Loss on disposal of asset                                              2,820                          --
        Loss on foreign currency exchange rates                                   --                      83,169
        Changes in operating assets and liabilities:
              (Increase) decrease in receivables                             493,718                  (1,068,949)
              (Increase) decrease in prepayments                            (154,483)                    (14,603)
              (Increase) decrease in inventory                              (103,257)                   (510,665)
              Increase (decrease) in accounts payable
                 and accrued expenses                                        (67,018)                    219,047
              Increase (decrease) in customer deposits                       (43,994)                     20,646
              Increase (decrease) in liabilities subject to
                 settlement under plan of reorganization                    (250,000)                         --
                                                                         -----------                 -----------

              Net cash used in operating activities                         (334,817)                   (393,089)
                                                                         -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (339,205)                    (16,332)
                                                                         -----------                 -----------

              Net cash used in investing activities                         (339,205)                    (16,332)
                                                                         -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                      1,150,000                     920,020
   Principal repayments of debt                                             (394,832)                 (1,080,333)
                                                                         -----------                 -----------

              Net cash provided by (used in) financing activities            755,168                    (160,313)
                                                                         -----------                 -----------

NET INCREASE (DECREASE) IN CASH:                                              81,146                    (569,734)
   Cash and cash equivalents - beginning of period                           247,101                     685,328
                                                                         -----------                 -----------

   Cash and cash equivalents - end of period                             $   328,247                 $   115,594
                                                                         ===========                 ===========

The accompanying notes are an integral part of the financial statements.


                          TAPISTRON INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                  (UNAUDITIED)

                                                                   Nine Months                      Nine Months
                                                                      Ended                            Ended
                                                                  April 30, 1999                  April 30, 2000
                                                                  --------------                  --------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                              $ 60,112                       $ 108,727

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Note payable for equipment                                            15,046                               -
   Inventory reclassified to equipment                                  298,330                               -





The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2000

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of April 30, 2000 and the results of its operations for the nine months ended April 30, 1999 and 2000 and cash flows for the nine months ended April 30, 1999 and 2000. These statements are condensed, and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999. The results of operations for the nine months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (NET LOSS) PER SHARE
--------------------------------------

Earnings (net loss) per share are computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - RECEIVABLES FROM EMPLOYEES/OTHERS
------------------------------------------

During the Company's successful reorganization, the Company determined to reward the employees of the Company who were employed during the period of reorganization and the Board of Directors authorized two Board members, Gary L. Coulter and J. Darwin Poe, who then served as the Secretary and President, respectively, of the Company, negotiate the purchase of 1,000,000 shares of Tapistron common stock at a purchase price of 15 cents per share from the Lanier
M. Davenport, Sr Family Trust, the "Trust". This authorization, however, is not reflected in the minutes of Board actions taken during this time period. To finance the purchase price, Messrs. Coulter and Poe executed and delivered a Secured, Non-recourse Promissory Note and Stock Pledge Agreement, in the aggregate the "Financing Documents", with the Trust and financed the entire purchase price.

Although Messrs. Coulter and Poe executed the Financing Documents as "Trustees" and the shares purchased from the Trust were issued to Messrs. Coulter and Poe as "Trustees", there was no written trust agreement other than a list of the 26 employees of the Company who were employed during the Reorganization and hand written notes of the number of shares for each employee.

The intent of the purchase of the shares from the Trust as explained to the Board of Directors was to grant a stock bonus of 10,000 shares each to the 26 employees who remained employed by the Company during its Reorganization, when the shares were fully paid for and released from the

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3 - RECEIVABLES FROM EMPLOYEES/OTHER (continued)
-----------------------------------------------------

security interest in favor of the Trust under the Financing Documents. The balance of the shares were to be offered to 11 employees whose efforts contributed to the successful reorganization of the Company, in the opinion of Messrs. Coulter and Poe, at the same price and on the same conditions as the shares were purchased from the Trust.

There are, however, no records of the Board taking any action to memorialize or ratify the intended plan of distribution for the shares purchased from the Trust.

In September 1998, the Company made the payment of the first installment due to the Trust under the Financing Documents. Although the Board of Directors were briefed, and informally approved the payment of the first installment, no formal authority was requested through an oversight.

On September 16, 1999, the Board of Directors approved the payment of the final installment due the Trust and the grant of 10,000 shares to each of the 26 employees, who were employed during the period of the Reorganization, in the aggregate, the "Grant Shares", and the Board also approved the offer of the remaining 740,000 shares purchased from the Trust, the "Purchased Shares", to the persons allotted as follows:

                           Kim Amos                    115,000 shares
                           Joe Barker                   90,000 shares
                           Henry Christopher            90,000 shares
                           Brenda Cooper                30,000 shares
                           Roger Ensley                 30,000 shares
                           Shelly Garner                30,000 shares
                           Floyd Koegler               175,000 shares
                           Ronnie McGregor              30,000 shares
                           Jerry Ricketts               30,000 shares
                           John Samilo                  90,000 shares
                           Yvonne Walko                 30,000 shares

The Company finalized the delivery of the Grant Shares to the 26 employees during the quarter ending April 30, 2000. The balance of the shares purchased from the Trust was offered to the 11 persons on the list at the price purchased, and the Company took no charge from that offer. To the extent that the persons who have the right to purchase shares do not consummate their full purchase allotment, those shares will be held by the Company as treasury stock.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4 - INVENTORY
------------------

Inventory at April 30, 2000 consists of the following:

Raw Material                                               $   810,437
Work in Process                                              1,439,046
Finished Goods                                                 412,823
                                                           -----------
                                                           $ 2,662,306
Allowance for obsolete inventory                               (30,000)
                                                           -----------

Total                                                      $ 2,632,306
                                                           ===========

OTE 5 - CONTINGENT REORGANIZATION LIABILITY
--------------------------------------------

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

April 30, 2000 closing market price                                 $   0.2344
Shares issued to Class 7 (no fractional shares were issued)          1,000,021
                                                                    ----------

Total market value of Class 7 stock                                 $  234,405
                                                                    ----------

Balance of Class 7 unsecured claims                                 $  611,336
Time value factor @8.75%                                            1.26174709
                                                                    ----------

Total liability of Class 7 claims                                   $  771,351
                                                                    ----------

Total contingent liability for stock to cover Class 7 debt          $  536,946
                                                                    ==========

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS
-------------


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

Sales
-----

Revenues for the three months ended April 30, 2000 were $2,094,891 compared with $978,932 for the three months ended April 30, 1999. The increase in revenues was due to an increase in units sold. Revenues for the nine months ended April 30, 2000 were $6,001,181 compared with $3,725,308 for the nine months ended April 30, 1999. The increase in revenues was due to an increase in units sold.

Cost of Sales
-------------

Cost of sales for the three months ended April 30, 2000 were $1,092,770 or 52% of sales, compared with $446,322 or 46% of sales, for the three months ended April 30, 1999. Cost of sales for the nine months ended April 30, 2000 were $3,159,689 or 53% of sales, compared with $2,145,315 or 58% of sales, for the nine months ended April 30, 1999. Cost of sales as a percentage of sales decreased as a result of continued efforts of the Company to manufacture machines more efficiently.

Operating Expenses
------------------

Operating expenses were $682,666 for the three months ended April 30, 2000 compared with $587,451 for the three months ended April 30, 1999. Operating expenses were $1,903,557 for the nine months ended April 30, 2000 compared with $1,830,311 for the nine months ended April 30, 1999. The increase in operating expenses was due to the increase in personnel costs during the nine months ended April 30, 2000.

Interest Expense
----------------

Interest expense was $126,539 for the nine months ended April 30, 2000 compared with $63,121 for the nine months ended April 30, 1999. The increase was due to an increase in debt for the nine months ended April 30, 2000.

Income Tax Expense
------------------

The income tax provision is $0 due to utilization of the net operating loss carry-forward to reduce current taxable income.

                          TAPISTRON INTERNATIONAL, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (continued)
----------------------


Liquidity and Capital Resources
-------------------------------

The Company's highly liquid assets (cash and cash equivalents) at April 30, 2000 aggregated $115,594, a decrease from the $685,328 balance at July 31, 1999. Its working capital position at, April 30, 2000 of $2,284,036 increased from the comparable amount of $1,392,165 at July 31, 1999. The increase in working capital was a result of increased receivables due to the increase in revenues for the nine months ended April 30, 2000.

Net cash used in operations for the nine months ended April 30, 2000 were $393,089 compared to cash used in operations of $334,817 for the nine months ended April 30, 1999. Net cash used in investing activities totaled $16,332 for the nine months ended April 30, 2000 compared to $339,205 used in investing activities during the nine months ended April 30, 1999. Net cash used in financing activities was $160,313 during the nine months ended April 30, 2000 compared to cash provided by financing activities of $755,168 during the nine months ended April 30, 1999.

The Company believes its current cash needs will be adequately provided from anticipated cash generated from operations, short-term borrowings and its lines of credit. As of April 30, 2000, the Company had available $425,000 on its lines of credit. Long-term cash requirements, other than normal operating expenses, depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

Market Risk
-----------

A review of the Company's financial instruments and risk exposures at April 30, 2000, revealed that the Company had exposure to foreign currency exchange rate risks. At April 30, 2000, the Company had an outstanding debt denominated in the Japanese Yen, which matures in February of 2001. As exchange rates vary, the Company's financial position, results of operations or cash flows may vary from expectations and overall expected earnings may be adversely impacted. The effect of foreign exchange rate fluctuations on the Company during the nine months ending April 30, 2000 was an expense of $83,169.

Year 2000
---------

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that with its modifications to existing software and conversions to new software, the "year 2000 issue" will not

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (continued)
----------------------

Year 2000 (continued)
---------------------

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

Forward-looking Statements for Purposes of "Safe Harbor" Under the Private
--------------------------------------------------------------------------
Securities Reform Act of 1995
-----------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of Management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond April 30, 2000, are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

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

(b) No reports on Form 8-K were filed during the quarterly period ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

                                          Tapistron International, Inc.
                                          -----------------------------
                                          (Registrant)



Date:    June 6, 2000                     /s/Floyd S. Koegler, Jr..
         ------------                     -------------------------
                                          Floyd S. Koegler, Jr.
                                          (Signing on behalf of the registrant
                                          as Vice President and Chief
                                          Financial Officer)