Form 10-K
period 2000-07-31
TAPISTRON INTERNATIONAL INC
filed 2000-10-27
CIK 800193

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

Form l0-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2000

or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period ______from to______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K / /

On September 30, 2000, there were 34,271,111 shares of $.0004 Par value Common Stock outstanding.

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

         The Company's initial technology has been the development of a Computerized Yarn Placement ("CYP") machine, for producing tufted carpets and rugs in highly versatile patterns, colors and textures. The Company believes that the potential market for its technologically advanced tufting machine lies with manufacturers that wish to meet the growing demand for patterned products witnessed in the commercial and residential floor covering markets. Virtually all existing machines, which produce piled products by inserting tufts of yarn into a primary backing, are limited in their ability to produce a broad range of patterned, multi-colored and multi-textured products. Most existing weaving looms, which create the primary backing in the weaving process, require an extremely time consuming and labor intensive process to effect pattern and color changes. The Company's Tapistron machine requires only minutes to change pattern, color, texture and density combinations. Because of its compatibility with commercially available pattern entry systems, such as those used by many major textile manufacturers, virtually any hand-drawn, painted, photographed or scanned image can be reproduced on the finished tufted product. The Tapistron machine is not in the same market as, and will not compete with, low end solid color plain cut pile carpet producing equipment, but is designed to provide an alternative to current methods of producing patterned products.

         The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the Code on June 21, 1996 under the jurisdiction of the Court for the Northern District of Georgia. The Court confirmed the Company's Amended Plan on August 18, 1997. Under the terms of the Amended Plan, Classes 1 through 5 and 8 received payment in full. Class 6 had its Claim satisfied by issuance of Debtor's common stock. Class 7, unsecured creditors, were paid in full, unless they voluntarily agreed to accept a lesser sum, through a combination of stock and cash in satisfaction of their Allowed Claims or to the extent that they receive payment as a Convenience Claim on the Distribution Date. The Debtor's shareholders retained their interests subject to dilution for the Debtor's common stock to be issued pursuant to the Plan. Debtors option holders had their options cancelled. As part of the Company's negotiations with its creditors under the Amended Plan, the Company sold 16,666,666 shares of its $.0004 par value common stock for $0.15 per share, issued 1,500,000 shares of its Common Stock to Avonwood Capital Corporation for investment banking services, and issued 6,092,650 shares of its common stock, in the aggregate, to certain creditors. All claim objections filed by the debtors have been resolved. The Company emerged from Chapter 11 Protection on January 22, 1998 and the Company's only open liability is a contingent liability for the stock that was issued to the creditors. (See Note 6 - Contingencies and Note 16 - Subsequent Events in the notes to consolidated financial statements.)

Industry

         The textile industry is one of the major industrial classifications in the United States economy. Many of the individual segments within the textile industry are themselves considered separate industries. The existing technologies of the Company focus on the carpet industry. Total annual dollars spent in 1999, based on Department of Commerce reports were approximately $11.7 billion wholesale dollars which is an increase of approximately 5.7% over last year. The carpet industry is virtually immune from imported carpet products.

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

         During recent years, carpet manufacturers in the United States have experienced a substantial increase in demand for patterned carpets, particularly in the commercial carpet market. For the year ended December 31, 1999, the U. S. Department of Commerce reported in its Current Industrial Reports (the "Reports") that total industry shipments of carpets was over 1.9 billion square yards compared to 1.7 billion square yards in 1998. The percentage of patterned carpet styles being produced for the commercial market in 1999 in the United States has been estimated as high as 42%. The residential carpet market has also witnessed an increased demand for patterned styles. This trend for more patterned carpets in the domestic market is where the Company's technology is poised to exploit this increased demand. Moreover, the Company is aware of the fact that patterned carpets have a higher market share internationally than U.S.A. and is taking advantage of this fact.

         There are currently three principal methods of manufacturing patterned, machine-made, pile-faced floor coverings. The first method is the traditional weaving process utilizing either of two basic types of looms: the Axminster, which traces its origins back to the 1800s, or the Wilton, the dominant weaving machine used in the United Kingdom and Europe which was first introduced in the early 1800s. A second method involves printing or dyeing finished carpeting using either a jet spray technique or flat bed screening. The third method involves modifications to conventional tufting machinery to produce carpets with high/low pile and/or geometric patterns. These include (i) single or double shifting needle bars, which are mechanically controlled devices for producing geometric and small pattern repeats, (ii) scroll patterning attachments which create pattern through high/low pile configurations by varying the speed at which yarn is fed into each needle and (iii) individual controlled needles
(ICN), a method of creating pattern by "over-tufting" - implanting extra yarn into a plain, previously tufting carpet. An enhanced version of the ICN technology, the Colortec, is probably the Tapistron machine's closest competitor. The range of patterns capable of being produced by such modifications to conventional tufting machines is restricted, however, because of mechanical limitations associated with these technologies. Although the Tapistron machine is not in the same market as, and will not compete with, solid color carpet producing equipment, the Company believes its CYP machine offers numerous advantages over existing methods of producing patterned, machine-made, pile-faced floor coverings in terms of time and cost efficiencies, versatility of pattern, color and texture and ease of changing design parameters without the disadvantages associated with conventional methods. Such disadvantages include the limited pattern flexibility of existing tufting machines and the limited textures or density characteristics associated with weaving looms, and the large creel loads of yarn required to make a given pattern.

Product Overview

         The Tapistron machine is a patented process designed for the manufacture of patterned tufted floor coverings with greater flexibility than conventional tufting machines currently on the market. The Tapistron machine incorporates an innovative technology for computerized yarn placement, whereby up to six colors and/or types of yarn per needle are Electro-mechanically selected, placed into position within the machine's unique needle configuration and then injected into a primary backing as directed by a computer utilizing the Company's proprietary software. While the Tapistron machine needle-bar is stationary from side to side, the primary backing can be shifted laterally as it is fed through the machine, enabling the machine to produce products with more tufts per square inch (resulting in greater density) than any other mechanical method currently available.

         The Company believes its CYP machine technology will enable carpet manufacturers to meet the growing demand for patterned floor coverings by offering them a means of producing high quality tufted carpeting in patterns. The Company's proprietary technology provides designers and stylists with almost complete versatility in styling and construction of tufted fabrics. The Tapistron machine, used in conjunction with commercially available pattern entry systems, enables the user to reproduce almost any scanned image or hand-drawn or painted pattern and allows the creation of fabrics incorporating yarns with different textures, luster levels and wear (i.e. gauge and pile) characteristics. In effect, the designer or stylist has control of both aesthetics and quality in the creation of the product, particularly in the critical areas of pattern, color and texture.

         A primary advantage of the Tapistron machine over conventional machine tufting and weaving methods is the minimal amount of time required to change pattern, color, and texture and construction combinations. Whereas several hours to several days are required to set up conventional machines to create certain construction combinations, affecting a construction change with a Tapistron machine required only the touching of a computer screen - approximately a thirty-second operation. The touch screen system controls the entire machine's parameters with the exception of pile height, which is adjusted manually. Set-up of a Tapistron machine can be accomplished in less time than it takes a competitive machine to set up. This characteristic of the Tapistron machine allows manufacturers to economically undertake short production runs in order to meet customer needs and specifications. It also offers a means of supplying salespeople with a wide variety of sample products to meet the particular interests of potential customers within a matter of days.

         Tapistron machines are very efficient due to the minimal number of yarns being processed at any one time - typically 92 or less. The reduced number of needles and knives (92 or less) reduce downtime and maintenance cost. There are no hooks or loopers to replace or adjust. Tapistron machines use a traditional but much smaller creel, which reduces machine downtime when changing colors and also reduces the amount of yarn needed to operate the machine allowing a potential savings in cost of yarn inventory.

         The Tapistron machine also offers greater textural capabilities than other existing carpet manufacturing methods. On a Tapistron machine, different types of yarn can be placed in a variety of patterns according to the designer's preference. The resulting carpet contains a textural design, which is not easily obtainable by other methods. The Tapistron machine can make cut pile, level loop, high-low loop and cut loop all on the same machine. No other styling or weaving machine has this versatility. Our technology enables pattern designs to create images and designs using up to six colors in the pattern. This styling flexibility is being used to serve a broad spectrum of markets including hospitality, residential, automotive, entrance mats, bath and area rugs.

         The Tapistron machine is compatible with a commercially available computerized pattern entry system. A typical pattern entry system enables a designer to create designs or patterns efficiently on a computer screen and quickly modifies or rearranges colors or other aspects of the design or pattern. Such pattern entry systems are widely used in the carpet industry.

Manufacturing

         The Company facilities, which were constructed in July 1993, are located in Ringgold, Georgia. The Company manufactures various sizes of the

Tapistron machine at its manufacturing facility. The manufacturing facility is capable of supporting manufacturing requirements for the foreseeable future. The Company engages no subcontractors for any part of the manufacturing process.

Suppliers

         The Company purchases the frames for its existing Tapistron machine from local tool and die manufacturers, which fabricate the frames in accordance with Company specifications. The Company purchases the motors and other various mechanical components of the existing Tapistron machine as custom-made or stock components from unaffiliated outside suppliers. The Company believes that alternative sources or substitutes of most of the components for Tapistron machines can be developed, if necessary. To date, the Company has not experienced any delays in delivery of components. The Company expects to maintain any inventory of parts and completed machines, which will alleviate any short-term supply problems. In addition, the Company orders components as purchase orders are received from the customers.

Sales, Marketing and Servicing

         The Company markets its Tapistron machines to textile industry concerns engaged in the manufacture of commercial and residential floor coverings. The purchase price of the Tapistron machine systems varies from $550,000 to $1,250,000 based on the configuration chosen.

         The Company offers a limited warranty on the Tapistron machine system and provides maintenance and support to customers following the installation of the Tapistron machine system. Approximately one week of on-site training of a tufting machine operator is required for proficient use of the Tapistron machine. The Company's service technician at installation of the machine and acceptance normally completes this training of operators designated by the customer. The Company's on-site training obligation typically ends with the expiration of the machine warranty.

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

         The cut loop technology has already been embraced by a few high-end rug manufacturers. The Company will continue to identify and pursue these highly specialized potential customers. The Tapistron machine fits extremely well into this market because of its flexibility in color and design.

         Because the machine's styling advantages are still essentially unknown to the interior design community, the Company will develop pull-through demand for Tapistron carpet (thereby generating machine sales) by establishing relationships with large retail buying groups and interior design firms.

         The Company's marketing efforts are worldwide. The Company is currently expanding its efforts in the domestic market, increasingly providing a greater concentration of resources in the United States. Marketing efforts in the United States are conducted by the Company's internal marketing personnel. In the international arena, independent agents throughout the world who represent Tapistron in their respective countries assist the Company's marketing personnel. The Tapistron machine is an expensive piece of capital equipment. Many times a foreign mill will prefer to make these type purchases through a local agent. Therefore, the Company plans to develop additional agents in key carpet and rug manufacturing areas of the world. The Company plans to provide excellent technical and marketing services to these agents so that the disruptive effects of distance, language, and time zones are minimized.

Development and Acquisitions

         The Company's in-house engineering staff is providing continual enhancements to the CYP technology and conducting other research and development activities. It is anticipated that these in-house efforts will result in major improvements during the next few years. Although well underway, it is premature to discuss the objectives or completion dates. The primary driving forces behind all Research and Development are efficiency and yield.

Competition

         The Company competes with entities engaged in the design, development and marketing of equipment for the three existing methods of manufacturing machine-made, patterned fiber floor coverings. In the area of traditional weaving, the Company's product competes with Axminster and Wilton type looms, the dominant manufacturers of which are Crabtree Ltd. Of the United Kingdom and Michel Van De Wiele of Belgium, respectively. In addition, there are other smaller national and regional firms, which manufacture weaving looms. Tapistron machines also face competition from jet spray dyeing techniques such as the Millitron process utilized by Milliken & Company and screen printing apparatuses. Tapistron machines also compete with technologies which enhance the traditional pattern tufting processes, such as shifting needle bars, scroll patterning attachments, individual controlled needles, and the Colortec machine, developed and marketed by the major U. S. Tufting machine manufacturers, including Card-Monroe Corporation, Cobble Tufting Machine, Inc. and Tuftco Corporation.

         The Company will compete on the basis of pattern, color, texture, and density flexibility afforded by the CYP machine technology. The Tapistron machine offers manufacturers a means of economically producing high quality, machine tufted floor coverings in patterns and colors which to date have been unavailable or too costly to produce in tufted carpet. Tapistron machines offer the advantages of (i) a smaller creel meaning reduced changeover and space requirements; (ii) simple set-up and manipulation of pattern, color, texture and construction at the machine; (iii) short production runs and customized strikeoffs can be done more economically than with other methods; and (iv) more flexibility for the designer. In addition, because of the minimal time required to change pattern, texture, density, color, and carpet construction, the Tapistron machines allow for the production of short-run, custom orders to meet customer specifications.

Competition to Date

         In 1992, the Company faced the inherent difficulties of the introduction of a new product that was competing with traditional technology in an established industry. Not only did the machine need to be proven to the carpet industry, but also the product from the machine had to be proven in the marketplace. Initial sales to established companies were promising; however, the year after its introduction onto the market, when sales should be building, a premature announcement was made of a revolutionary second generation Tapistron machine with improved production speed - a development project that was eventually discontinued. This information dramatically decreased the interest of potential buyers in the current machine and created a substantial obstacle to sales initiatives. The result of fewer machine sales at such an early period in the machine's history meant a reduced chance for the machine to be proven as a production machine to carpet manufacturers, and less CYP product from the machine in the market to create an interest in the machine and a niche for itself.

         Although all of the earlier mentioned technologies compete with the Tapistron machine in the general area of patterned carpet, all are limited by either pattern capability or by gauge. CYP technology is unique. The closest competitor is another advanced patterned tufting machine, the Colortec machine, which has the advantages of being based on accepted technology already in the industry and being manufactured by an established tufting machine manufacturer. Even so, it also had a much slower start than anticipated. Against even this close competitor though, the Tapistron machine with its variable gauge and ability to make cut pile, level loop, high-low loop, and cut loop has a distinct advantage. The overall flexibility of the Tapistron machine makes it ideal for the creation of unique and distinctive products that expand the options of the carpet manufacturer.

Patents and Proprietary Rights

         The Company has seven United States patents, one patent pending and 10 foreign patents and anticipates filing additional patent applications, all generally covering the technology incorporated in the Company's CYP product. The Company believes its patents and proprietary rights have been and will continue to be important in enabling the Company to compete with respect to the CYP technology. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties.

Financial Information regarding Foreign and Domestic and Export Sales

         During its last three fiscal years, the Company has generated substantial revenue from foreign sales. Revenue from foreign sales to unaffiliated customers totaled $1,077,390 in Fiscal 2000, compared to $892,675 in Fiscal 1999, and to $1,176,020 in Fiscal 1998. The Company has no identifiable assets specifically attributable to foreign sales during the periods presented. The Company intends to expand its marketing efforts to generate additional export sales in future years.

Employees

         As of July 31, 2000, the Company had 35 full-time employees and 1 part-time employee. Among this number, the sales/service department employs 9 persons, the administration department employs 10 persons and the manufacturing department employs 17 persons. The Company considers its relations with its employees to be satisfactory. The employees are not subject to a collective bargaining agreement.

Insurance

         The Company carries comprehensive liability; fire, storm, earthquake and business interruption insurance, with policy specifications, insured limits and deductibles customarily carried for similar companies, which the Company believes, are adequate. The Company currently has liability insurance in the amount of $2 million in the aggregate and $1 million per occurrence.

Management

Directors and Executive Officers

         The following table sets forth certain information concerning each person who is a director or executive officer of the Company.

   Name                                   Age          Position with the Company
   ----                                   ---          -------------------------
   Reg Burnett                            66           Chairman of the Board of Directors
   Henry Christopher                      65           Director
   Bruce C. Elliston, Jr.                 52           Executive Vice President
   Jack Godfrey                           60           Director, Vice Chairman
   Peter Greenberg                        37           Director
   Rodney C. Hardeman, Jr.                54           President, CEO, Director
   Floyd S. Koegler, Jr.                  57           Vice President Finance, CFO

         Reg Burnett has served as a Director since January 1998. He is the founder of RBI International Carpet Consultants, which was originated in 1967, and continues to serve as the President and Senior Consultant. Since 1981, Mr. Burnett has also served on the board of directors for two banks. He was educated at Bradford Textile College, now a division of Leeds University. He is recognized throughout the world as one of the most knowledgeable individuals in the carpet industry. Mr. Burnett has lectured on all aspects of carpet fibers, carpet yarn spinning, and the carpet industry in general at North Carolina State University; Auburn University; Kidderminster College, England; Intercarpet in Austria; TIFCON in Blackpool, England; The Japanese Carpet Institute; The Australian Carpet Institute in China and at many other carpet conventions and technical conferences throughout the world.

         Henry Christopher has served as a Director since his retirement from the Company in July 1998. He has been associated with the Company for the past six years, most recently as Vice President of Operations. Prior to joining the Company, he managed his own company, Oxford Textile Mills, Inc. and was a pioneer in the development of fabricated area rugs. He is a native of Dalton, Georgia and has spent his entire career in the tufted carpet industry. Mr. Christopher is a graduate of Georgia Tech with a degree in Textiles.

         Bruce Elliston, Jr., joined the Company's staff as Executive Vice-President as of March 15, 1999. Mr. Elliston is a veteran of 27 years in the carpet industry. Until recently, he was responsible for BASF's worldwide Commercial Carpet Yarn business. He has broad experience with BASF in product marketing working with carpet mills, architects and designers, and commercial carpet specifiers and end-users. He is a graduate of Georgia Tech with a degree in industrial management and received his MBA from Georgia State University with a major in finance. Mr. Elliston serves on the board of directors of the Northwest Georgia United Way and the Dalton State College Foundation.

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

         Peter Greenberg has served as a Director since January 2000 to serve a term of three years. He is a graduate of the University of Florida with a Bachelor's Degree in Finance. He has had diversified work experience, which includes ownership in both manufacturing and sales businesses. Between 1985 and 1986, Mr. Greenberg had been a self-employed investor specializing in equity markets and foreclosure real estate. Currently, he is engaged in the hospitality industry and owns and operates the Morrison House in Alexandria, Virginia. He is also a partner in Vacation Time, which is a private corporation focused upon resort development and time-shares sales and marketing. Mr. Greenberg serves as Chairman of the Alexandria Convention and Visitors Association.

         Rodney C. Hardeman, Jr. has served as a Director since January 1998. Mr. Hardeman became President & Chief Executive Officer on February 28, 1999. From 1982 to present, Mr. Hardeman is a Director of Roga International - Division of EX-IM Marketing International, Inc., an international marketing concern. He received his degree in Business from Shorter College, Rome Georgia. Since 1991, he has served as a member of the Board for Shorter College and is also a board member for Admiral Travel, Inc., Atlanta, Georgia. Since 1994, Mr. Hardeman has served as a partner in the Chattanooga firm of Manner Technologies, L.L.C. and Vice President of Redux and Again, Inc., Rome, Georgia. Mr. Hardeman specializes in International Sales and Marketing.

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

Item 2. DESCRIPTION OF PROPERTIES

         The Company maintains its headquarters in Ringgold, Georgia, where it leases an aggregate of approximately 50,000 square feet under a lease expiring in May 2001. The lease presently requires monthly rental payments of $30,387 through the lease termination date. General and administrative, manufacturing, marketing, product development and customer support and service operations are located in this space. The Company believes its facilities are in good condition and adequate for present needs.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders through the solicitation of proxies or otherwise during the three month period ended July 31, 2000.

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

Common Stock                                                        High           Low
                                                                    ----           ---
1999:  First Quarter (August 1, 1998 - October 31, 1998)            .31            .13
       Second Quarter (November 1, 1998 - January 31, 1999)         .33            .13
       Third Quarter (February 1, 1999 - April 30, 1999)            .30            .19
       Fourth Quarter (May 1, 1999 - July 31, 1999)                 .25            .13


Common Stock                                                              High           Low
                                                                          ----           ---
2000:   First Quarter (August 1, 1999 - October 31, 1999)                 .29            .19
            Second Quarter (November 1, 1999 - January 31, 2000)          .40            .31
            Third Quarter (February 1, 2000 - April 30, 2000)             .31            .24
            Fourth Quarter (May 1, 2000 - July 31, 2000)                  .23            .18

Redeemable Warrants
1999:  First Quarter (August 1, 1998 - October 31, 1998)                  .06            .03
            Second Quarter (November 1, 1998 - January 31, 1999)          .06            .03
            Third Quarter (February 1, 1999 - April 30, 1999)             .05            .02
            Fourth Quarter (May 1, 1999 - July 31, 1999)                  .04            .02

2000:  First Quarter (August 1, 1999 - October 31, 1999)                  .01            .01
            Second Quarter (November 1, 1999 - January 31, 2000)          .09            .03
            Third Quarter (February 1, 2000 - April 30, 2000)             .08            .05
            Fourth Quarter (May 1, 2000 - July 31, 2000)                  .06            .02

         At September 30, 2000, there were approximately 400 shareholders of record based on a listing from the Company's stock transfer agent excluding "street" names. The Company estimates there were approximately 3,000 beneficial owners holding stock in nominee or "street" name as of that date based on historical information. The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included herein in Item 8. The consolidated statement of operations data set forth below with respect to the fiscal years ended July 31, 2000, 1999, and 1998 and the consolidated balance sheet data at July 31, 2000 and 1999 are derived from and are qualified by reference to, the audited consolidated financial statements included in Item 8 of this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the Company set forth below with respect to the fiscal years ended July 31, 1997 and 1996 and the consolidated balance sheet data at July 31, 1997 and 1996 are derived from audited consolidated financial statements of the Company.

                                                                                 Years Ended July 31st
                                             -------------------------------------------------------------------------------------
                                                  2000              1999             1998             1997             1996
                                             ---------------   ---------------  ---------------  ---------------- ----------------
Statement of Operations Data:
  Sales                                         $ 6,084,921       $ 4,725,881      $ 5,651,555       $ 3,626,092      $ 1,305,499
  Cost of sales                                   3,214,991         2,908,798        3,467,997         2,477,302        1,146,717
                                             ---------------   ---------------  ---------------  ---------------- ----------------
     Gross profit                                 2,869,930         1,817,083        2,183,558         1,148,790          158,782
  Operating expenses:
        Administrative                            2,419,880         2,329,521        2,367,602         1,998,245        3,473,581
        Research and development                     43,700            90,577            5,901            10,384           23,473
  Net income (loss)                                 162,324          (744,839)        (208,608)          316,375       (4,478,096)
  Net income (loss) per share                          0.00             (0.02)           (0.01)             0.03            (0.49)
  Extraordinary item                                      -                 -                -                 -             0.04
  Shares used in computing per
          share amounts                          34,742,050        34,785,611       30,443,850        10,526,295       10,012,390

                                                                                 Years Ended July 31st
                                             -------------------------------------------------------------------------------------
                                                  2000              1999             1998             1997             1996
                                             ---------------   ---------------  ---------------  ---------------- ----------------
Balance Sheet Data:
  Working capital                               $ 1,547,573       $ 1,392,165      $ 2,119,609         $ 758,111      $ 1,084,487
  Total Assets                                    6,891,763         6,189,648        5,882,889         5,267,780        4,016,538
  Long-term debt                                        478           180,932                -               744            5,060
  Accumulated deficit                           (22,709,223)      (22,871,547)     (22,126,708)      (22,918,100)     (22,234,475)
  Stockholders' equity                            3,539,176         3,537,308        4,511,877           972,449          656,074


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

Results of Operations

Sales

         Tapistron's Fiscal 2000 sales were $6,084,921, compared with $4,725,881 in Fiscal 1999 and $5,651,555 in Fiscal 1998. The 28.7% increase in sales in Fiscal Year 2000 was the result of an additional unit sold plus a larger average sales price per unit sold resulting from technological improvements incorporated into new and existing machines.

Cost of Sales

         Cost of sales was $3,214,991 in Fiscal 2000 or 53% of sales, compared with $2,908,798 (62%) in Fiscal 1999 and $3,467,997 (61%) in Fiscal 1998. Cost
of sales as a percentage of sales decreased as a result of manufacturing efficiencies and better pricing obtained on the new attachments.

Operating Expenses

         Operating expenses were $2,463,580 in Fiscal 2000, or 40% of sales, compared with $2,420,098 (51%) in Fiscal 1999 and $2,373,503 (42%) in Fiscal
1998. During Fiscal 1999, operating expenses as a percentage of sales decreased primarily due to the increase in sales volume. Management expects operating expenses to increase slightly or remain relatively stable in absolute dollars but decrease as a percentage of sales due to anticipated sales increases.

Net Income (Loss)

         Net income was $162,324 in fiscal 2000 compared with a loss of $744,839 in fiscal 1999 and a loss of $208,608 in 1998. This fiscal year profit relates to increased sales and an improved gross profit margin.

Deferred Tax Assets

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109) issued in February 1992. This standard requires among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to net tax operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The Company has tax net operating loss carryforwards (NOL's) totaling approximately $21.7 million, which expire as follows: 2002, $113,720; 2003, $479,615; 2004,
$657,232; 2005, $620,345; 2006, $1,074,445; 2007, $2,343,377; 2008, $18,740;
2009, $5,020,586; 2010, $5,929,613; 2011, $2,597,119; 2012, $1,843,484; 2013,
$208,608; and $772,176, 2014. SFAS 109 requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not." Management has determined, based on the Company's history of operations and its expectations for the future, that operating income of the Company will more likely than not be sufficient to utilize approximately 5.0 million of NOL's prior to their ultimate expiration in the year 2014.

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

         Due to a number of domestic Tapistron machine installations over the last five years, CYP technology has been able to find some market areas for which it is well suited, the primary one being commercial/hospitality broadloom. This market, along with the rug market and residential broadloom, will be prime applications for the Tapistron machine. The Tapistron machine is not in the same market with low end solid color carpet tufting machines, and the focus will continue to be on the manufacturer's high-end carpet, which is a value added product market. So, as there has been an increasing trend toward product differentiation in the carpet industry, the future is continually looking brighter for the Tapistron machine and for patterned tufted carpet in general.

         The Company is anticipating increased sales, as marketing efforts are increased and as customers regain confidence in the financial stability of the Company.

         Realization of the future tax benefits is dependent upon the Company's ability to generate taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOL's management considered the consistent positive trend toward profitable operations and the overall market acceptance of CYP technology. Since the company was established in 1986, there has been a continual operating loss per year until this current profitable one. Using 2000 as a base, taxable income would have to grow at an average annual compound rate of 5% in order to realize $1,900,000 of tax benefit prior to expiration.

Liquidity and Capital Resources

         The Company's highly liquid assets (cash and cash equivalents at July 31, 2000 aggregated $65,812, a decrease from the $685,328 balance at July 31, 1999. Its working capital position at July 31, 2000 of $1,547,573 increased from the comparable amount of $1,392,165 at July 31, 1999. The increase in working capital resulted from the Company's net income for the year. Inventory increased due to building Tapistron machines using cash and short term debt to support operations.

         Net cash used in operations for Fiscal 2000 was $984,294 compared to cash used in operations of $861,716 for Fiscal 1999 and cash used in operations of $2,221,679 for Fiscal 1998. Net cash used in investing activities for Fiscal 2000 was $0 compared to net cash used in investing activities of $339,205 for Fiscal 1999 and net cash used in investing activities of $54,499 for Fiscal 1998. The 1999 increase was a result of the Company manufacturing a Tapistron Machine for internal sampling and developmental projects. Net cash provided by financing activities for Fiscal 2000 was $364,778 compared with cash provided by financing activities of $1,639,148 during Fiscal 1999 and cash provided by financing activities of $2,495,333 during Fiscal 1998. As of July 31, 2000, the Company had available $50,000 on its lines of credit.

         The Company believes its current cash requirements will be adequately provided from anticipated cash generated from operations and short-term borrowings. Additional cash may be needed for long term cash requirements other than normal operating expenses, development and enhancement of CYP technology, financing anticipated growth and possible acquisitions of certain businesses which are complimentary to the Company's business.

Forward-Looking Statement for Purposes of "Safe Harbor" Under the Private Securities Reform Act 1995

         The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expect," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond Fiscal 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

         The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as, matters that are specific to the Company and the market it serves. Actual sales in Fiscal 2000 may be materially less than the sales projected in the forward-looking statements if the Company's customers cancel or delay current orders or reduce the rate at which the Company is building or expects to build Tapistron machines for such customers. Such cancellations, delays, or reductions may occur if there is a substantial change in the general economy or if a customer were to experience major financial difficulties. Margins may differ from those projected in the forward-looking statements if management does not achieve success in improving margins or other events occur that differ from the estimates used in preparing the Company financial statements.

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

Recently Issued Accounting Standards

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") effective August 1, 1998. SFAS No. 130 establishes reporting and presentation for comprehensive income and its components in a set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. Restatement for prior periods for comparative financial statements is required. The adoption of SFAS No. 130 did not have a material impact on the financial statements of the Company.

         As of August 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and related Information, ("SFAS No. 131"). SFAS No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that a business enterprise's decision-makers use to assess performance and make decisions about resource allocations. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material impact on the financial statements of the Company.

         As of August 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires additional information on changes in benefit obligations and fair values of plan assets. The adoption of SFAS No. 132 did not have a material impact on the financial statements of the Company.

         As of August 1, 1999 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the financial statements of the Company.

Impact of Inflation

         Management does not believe that inflation has a material impact on the Company's results of operations. Management believes that it is able to reflect inflationary cost increases in its prices to customers.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A review of the Company's financial instruments and risk exposures at July 31, 2000, revealed that the Company had exposure to foreign currency exchange rate risks. At July 31, 2000, the Company had an outstanding debt denominated in the Japanese Yen, which matures in February of 2001. As exchange rates vary, the Company's financial position, results of operations or cash flows may vary from expectations and overall expected earnings may be adversely impacted. The effect of foreign exchange rate fluctuations on the Company for the year ended July 31, 2000 was an expense of $71,628.

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         With the exception of a description of the Directors and Executive Officers of the Registrant which appears on page 7 herein, Part III is omitted because prior to December 31, 2000, the Company will file a definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A, which involves the election of directors.



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2.  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Tapistron International, Inc. are required to be included in Item 8 are listed below:

                                                                                          Page No.
                                                                                          --------
Report of Independent Auditors                                                               18

Consolidated Balance Sheets - July 31, 2000 and 1999                                         20

Consolidated Statements of Operations - Years Ended July 31, 2000, 1999 and 1998             22

Consolidated Statements of Changes in Stockholders' Equity - Years Ended July 31,            23
2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years Ended July 31, 2000, 1999, and 1998            24

Notes to Consolidated Financial Statements                                                   26

The following consolidated financial statements schedules are included in Item
14(d):

Schedule II - Valuation and Qualifying Accounts                                              39

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

(b) Report on Form 8-K - The following reports were filed during the quarterly period ended July 31, 2000:

   May 22, 2000 -- Dismissed prior certifying accountant.

   May 26, 2000 -- Retained new certifying accountant.

   June 7, 2000 -- Announced a stock repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPISTRON INTERNATIONAL, INC.


By: /s/ Rodney C. Hardeman, Jr.
   -----------------------------                   --------------------------
        Rodney C. Hardeman, Jr.                    Date
        President & Chief Executive Officer

         Pursuant to the requirements of the Securities act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signatures                                  Titles                                 Date


/s/ Reg Burnett                               Chairman, Board of Directors
-------------------------------------
    Reg Burnett


/s/ Henry B. Christopher                      Director
-------------------------------------
    Henry B. Christopher


/s/ Bruce C. Elliston, Jr.                    Executive Vice President
-------------------------------------
    Bruce C. Elliston, Jr.



/s/ Jack F. Godfrey                           Vice Chairman, Board of Directors
-------------------------------------
    Jack F. Godfrey


/s/ Peter Greenberg                           Director
-------------------------------------
    Peter Greenberg


/s/ Rodney C. Hardeman, Jr.                   President, Chief Executive Officer &
-------------------------------------         Director
    Rodney C. Hardeman, Jr.



/s/ Floyd S. Koegler, Jr.                     Vice President Finance, CFO
-------------------------------------
    Floyd S. Koegler, Jr.


                         Report of Independent Auditors


To the Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia

We have audited the accompanying consolidated balance sheet of Tapistron International, Inc. and subsidiary as of July 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tapistron International, Inc. and subsidiary as of July 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



BARFIELD, MURPHY, SHANK & SMITH, P.C.


Birmingham, Alabama
August 25, 2000

                         Report of Independent Auditors


Board of Directors and Stockholders
Tapistron International, Inc.
Ringgold, Georgia


We have audited the accompanying consolidated balance sheet of Tapistron International, Inc. and subsidiary as of July 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tapistron International, Inc. and subsidiary as of July 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

                                    DUDLEY, HOPTON-JONES, SIMS & FREEMAN, PLLP

Birmingham, Alabama
August 25, 1999

                          TAPISTRON INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             July 31
                                                                 -----------------------------
                                                                     2000               1999
                                                                 -----------        ----------
CURRENT ASSETS
      Cash and cash equivalents                                  $   65,812         $  685,328
      Receivables, net of allowance of $25,000 as of
           July 31, 2000 and 1999                                    84,945            105,092
      Receivables from employees                                     76,070              1,475
      Sales contracts receivable                                    520,000             75,000
      Inventory                                                   3,339,603          2,121,639
      Prepayments                                                    81,107            193,116
      Deferred income taxes                                         100,000            100,000
                                                                 ----------         ----------

               Total current assets                               4,267,537          3,281,650
                                                                 ----------         ----------

PROPERTY AND EQUIPMENT, NET                                         619,641            769,935
                                                                 ----------         ----------
OTHER ASSETS

      Long-term receivables, net of allowance of $500,000
            as of July 31, 2000 and 1999                                 --                 --

      Patents and patent license                                    202,085            234,013
      Deferred income taxes                                       1,800,000          1,900,000
      Other assets                                                    2,500              4,050
                                                                 ----------         ----------
               Total other assets                                 2,004,585          2,138,063
                                                                 ----------         ----------
               TOTAL                                             $6,891,763         $6,189,648
                                                                 ==========         ==========


The accompanying notes are an integral part of these financial statements.

                          TPISTRON INTERNATIONAL, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           July 31
                                                                            -----------------------------------
                                                                                 2000                  1999
                                                                            -------------         -------------
CURRENT LIABILITIES
      Short-term debt                                                       $  1,750,125          $  1,144,046
      Short-term debt - related party                                            250,000                50,000
      Current portion of long-term debt                                          200,972               279,961
      Accounts payable                                                           224,998                99,184
      Accrued expenses                                                           269,774               211,660
      Customer deposits                                                           24,095               104,634
                                                                            ------------          ------------

                Total current liabilities                                      2,719,964             1,889,485
                                                                            ------------          ------------

CONTINGENT REORGANIZATION LIABILITY                                              632,145               581,923
                                                                            ------------          ------------

LONG-TERM DEBT                                                                       478               180,932
                                                                            ------------          ------------

STOCKHOLDERS' EQUITY
      Preferred stock - $.001 par value - 2,000,000 shares authorized:
            no shares issued and outstanding                                        --                    --
      Common stock - $.0004 par value - 100,000,000 shares
           authorized: 34,841,129 shares issued at July 31, 2000 and
            July 31, 1999                                                         13,936                13,936
      Additional paid-in-capital                                              26,357,489            26,407,711
      Accumulated deficit                                                    (22,709,223)          (22,871,547)
      Treasury stock - 570,018 and 55,518 shares outstanding as of
            July 31, 2000 and 1999, respectively, at cost                       (123,026)              (12,792)
                                                                            ------------          ------------

                Total stockholders' equity                                     3,539,176             3,537,308
                                                                            ------------          ------------

                TOTAL                                                       $  6,891,763          $  6,189,648
                                                                            ============          ============


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            Years Ended July 31
                                                        -------------------------------------------------
                                                           2000               1999               1998
                                                        ----------         -----------        -----------
SALES                                                   $6,084,921         $ 4,725,881        $ 5,651,555

COST OF SALES                                            3,214,991           2,908,798          3,467,997
                                                        ----------         -----------        -----------

              Gross profit                               2,869,930           1,817,083          2,183,558
                                                        ----------         -----------        -----------

OPERATING EXPENSES
        Administrative expenses                          2,419,880           2,329,521          2,367,602
        Research and development                            43,700              90,577              5,901
                                                        ----------         -----------        -----------

                                                         2,463,580           2,420,098          2,373,503
                                                        ----------         -----------        -----------

OPERATING INCOME (LOSS)                                    406,350            (603,015)          (189,945)
                                                        ----------         -----------        -----------

OTHER INCOME (EXPENSE)
        Interest expense                                  (180,254)           (100,392)           (39,268)
        Interest income                                      1,619               2,648             42,043
        Miscellaneous income                               106,701                   -                  -
        Loss on disposal of assets                               -              (2,820)               (23)
        Loss on foreign currency exchange rates            (71,628)                  -                  -
                                                        ----------         -----------        -----------

              Other income (expense)                      (143,562)           (100,564)             2,752
                                                        ----------         -----------        -----------

Income (loss) before reorganization items and
        income tax provision                               262,788            (703,579)          (187,193)

REORGANIZATION ITEMS                                          (464)            (41,260)           (21,415)
                                                        ----------         -----------        -----------

Income (loss) before income tax provision                  262,324            (744,839)          (208,608)

INCOME TAX PROVISION - Deferred                            100,000                   -                  -
                                                        ----------         -----------        -----------

NET INCOME (LOSS)                                       $  162,324         $  (744,839)       $  (208,608)
                                                        ==========         ===========        ===========

BASIC &  DILUTED EARNINGS (LOSS) PER SHARE                  $ 0.00             $ (0.02)           $ (0.01)
                                                        ==========         ===========        ===========

Weighted average number of shares outstanding           34,742,050          34,785,611         30,443,850
                                                        ==========         ===========        ===========


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Common Stock
                                    -----------------------        Paid-in       Accumulated         Treasury
                                      Shares         Amount        Capital          Deficit            Stock            Total
                                    ----------      -------      -----------     ------------        ---------       ----------
BALANCE - 8-1-97                    10,581,813      $ 4,233      $22,899,108     $(21,918,100)       $ (12,792)       $ 972,449
        Issuance of stock           24,259,316        9,703        3,738,333                -                -        3,748,036
        Net loss                             -            -                -         (208,608)               -         (208,608)
                                    ----------      -------      -----------     ------------        ---------       ----------


BALANCE - 7-31-98                   34,841,129       13,936       26,637,441      (22,126,708)         (12,792)       4,511,877
        Adjustment for stock
            contingency                      -            -         (229,730)               -                -         (229,730)
        Net loss                             -            -                -         (744,839)               -         (744,839)
                                    ----------      -------      -----------     ------------        ---------       ----------


BALANCE - 7-31-99                   34,841,129       13,936       26,407,711      (22,871,547)         (12,792)       3,537,308
        Purchase of treasury
            stock                            -            -                -                -         (110,234)        (110,234)
        Adjustment for stock
            contingency                      -            -          (50,222)               -                -          (50,222)
        Net income                           -            -                -          162,324                -          162,324
                                    ----------      -------      -----------     ------------        ---------       ----------

BALANCE - 7-31-00                   34,841,129      $13,936      $26,357,489     $(22,709,223)       $(123,026)      $3,539,176
                                    ==========      =======      ===========     ============        =========       ==========


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Years Ended July 31
                                                                      ------------------------------------------------
                                                                         2000               1999                1998
                                                                      ----------        ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                $  162,324        $ (744,839)          $(208,608)
     Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
             Depreciation and amortization                               200,103           187,895             152,763
             Loss on foreign currency adjustment                          71,627                 -                   -
             Loss on sales of property, plant and equipment                    0             2,820                  23
             Adjustment from pre-confirmation to
                confirmation of liabilities subject to settlement
                under reorganization proceedings                               -                 -             (98,863)
             Changes in operating assets and liabilities:
                     Receivables                                        (499,448)          801,159            (261,986)
                     Prepayments                                         112,009           (52,328)           (140,241)
                     Inventory                                        (1,234,297)         (520,493)           (375,346)
                     Notes receivable                                          -            66,667             283,333
                     Deferred income taxes                               100,000                 -                   -
                     Accounts payable and accrued expenses               183,927          (213,237)             65,742
                     Accounts payable and accrued expenses,
                       which are subject to settlement under a
                       plan of reorganization                                  -          (350,000)           (846,464)
                     Customer deposits                                   (80,539)          (39,360)           (792,032)
                                                                      ----------        ----------           ---------

                           Net cash used in operating
                             activities                                 (984,294)         (861,716)         (2,221,679)
                                                                      ----------        ----------           ---------

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from sales of property and equipment                             -                 -                 600
     Capital expenditures                                                      -          (339,205)            (18,837)
     Payment for patents                                                       -                 -             (36,262)
                                                                      ----------        ----------           ---------

                           Net cash used in investing
                             activities                               $        -        $ (339,205)          $ (54,499)
                                                                      ----------        ----------           ---------


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended July 31
                                                         --------------------------------------------------
                                                            2000                1999                1998
                                                         ---------           ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds of short-term debt                         $ 920,020           $2,105,120          $        -
     Principal payments of debt                           (445,008)            (465,972)             (4,667)
     Purchase of treasury stock                           (110,234)                   -                   -
     Proceeds from issuance of common stock                      -                    -           2,500,000
                                                         ---------           ----------          ----------

          Net cash provided by financing
            activities                                     364,778            1,639,148           2,495,333
                                                         ---------           ----------          ----------


NET INCREASE (DECREASE)  IN CASH AND CASH
  EQUIVALENTS                                             (619,516)             438,227             219,155
     Cash and cash equivalents - beginning of year         685,328              247,101              27,946
                                                         ---------           ----------          ----------
     Cash and cash equivalents - end of year              $ 65,812           $  685,328          $  247,101
                                                         =========           ==========          ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid for interest                               $164,134           $   97,337          $   39,268
                                                         =========           ==========          ==========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
     Equipment reclassified to inventory                 $       -           $        -          $  282,212
     Prepayment reclassified to property and
         equipment                                       $       -           $        -          $   85,400
     Inventory reclassified to equipment                 $  16,332           $        -          $  303,921
     Debt settled by issuance of stock                   $       -           $        -          $1,225,330
     Equipment acquired by long-term debt                $       -           $   15,046          $        -

The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by Tapistron International, Inc. (the "Company") and its subsidiary are as follows:

Business and Credit Concentrations
The Company is in the business of developing or acquiring proprietary technologies in the textile industry. To date, the Company's efforts have been focused on the continued development, production and marketing of the computerized yarn placement (CYP) machine.

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

The Company maintains its cash accounts with a bank located in Georgia. The FDIC insures the total cash balances up to $100,000. The Company would not realize a material loss as of July 31, 2000 in the event of nonperformance by the bank.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Fabrication Center, Inc. ("FCI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and cash equivalent accounts which may exceed federally insured amounts at times.

Inventory
Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Tapistron machines are reclassified from equipment to inventory when they are no longer being used as demonstration and/or lease machines and are considered as being held for sale to a potential customer.

Management evaluates inventory for impairment due to obsolescence and records an allowance for obsolete inventory when it appears that a decline in net realizable value has occurred. Management considers the impact of new technology on the Company's ability to effectively market and sell the inventory.

Property and Equipment
Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangible Assets
Intangible assets are stated at their unamortized cost and are amortized on the straight-line method over their estimated useful lives. The estimated useful lives of the Company's patents and licenses range from 7 to 17 years.

Earnings (Net Loss) Per Share
Earnings (net loss) per share are computed using the weighted average number of shares of common stock outstanding.

Revenue Recognition
Sales and related cost of sales are recognized primarily at the time of shipment of the product. Sales and cost of sales may be recognized when the product is complete and ready for shipment if the customer requests the Company to hold the product and there are no uncertainties as to the consummation of the sale. Bill and hold sales have the same terms of payment, the same policies as to the right of return exist, and the average collection periods on accounts receivable are the same as on sales of shipped product. Although the Company holds the product, title has passed to the customer at time of billing. Upon recognition of sales, a reserve for estimated warranty and other related expenses is established. The reserve is periodically evaluated as to its adequacy for the anticipated expenses to be incurred during the limited warranty period.

Income Taxes
Income taxes are computed based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes" (SFAS 109). Deferred tax assets and liabilities are recognized for the estimated future tax effects attributed to temporary differences between the book and tax basis of assets and liabilities and for carryforward items. The measurement of current and deferred tax assets and liabilities is based on enacted tax law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Estimates
At July 31, 2000 and 1999, the Company reported significant deferred tax assets relating to operating losses available for carryforward. These deferred tax assets have been recorded under the guidelines of SFAS No. 109, "Accounting for Income Taxes", on the premise that future taxable income will more likely than not be adequate to realize a portion of the future tax benefits from the available net operating loss carryforwards. Under tax regulations, realization of tax benefits per period will be limited and full realization will depend on future taxable income over a number of years.

Reclassifications
Certain reclassifications have been made in the previously reported financial statements to make prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or shareholders' equity.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Disclosures about Fair Values of Financial Instruments
The following methods and assumptions were used to estimate fair value for each class of financial instruments for which it is practicable to estimate that value.

The fair values of cash and cash equivalents approximate their carrying amounts as reflected in the balance sheet due to their short-term availability or maturity.

The fair values of notes payable approximate their carrying amounts as reflected in the balance sheet due to interest rates that are similar to current rates.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2000 or 1999.

NOTE 2 - ORGANIZATION

The Company was incorporated on February 7, 1986, under the laws of the State of Georgia under the name Textile Corporation of America. The Company was formed to acquire FCI and to develop or acquire proprietary technologies in the textile industry. On July 29, 1986, the Company exchanged 2,800,426 shares of common stock for all of the outstanding stock of FCI having a net book value of $342,608 in a transaction accounted for as a pooling of interests. FCI was organized on August 19, 1981, under the laws of the State of Georgia and commenced operations on August 1, 1983. FCI was formed for the purpose of engaging in the research, development, production and marketing of a Tapistron machine for the manufacturing of rugs and carpets. On July 16, 1991, the directors changed the name of the Company to Tapistron International, Inc. Reference herein to the "Company" includes Tapistron International, Inc. and FCI. The Company was a development stage enterprise until January 1992 when the Company realized revenues from the sale of its first Tapistron machine.

NOTE 3 - INVENTORY

Inventory consists of the following components:

                                            2000                 1999
                                         ----------           -----------
Raw materials                            $  908,214           $   674,752
Work in process                           1,602,224               605,213
Finished goods                              859,165               841,674
Allowance for obsolete inventory            (30,000)                    -
                                         ----------            ----------
                                         $3,339,603            $2,121,639
                                         ==========            ==========

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following major classifications:

                                                2000                                 1999
                                     -----------------------------         ----------------------------
                                                       Accumulated                          Accumulated
                                        Cost          Depreciation           Cost          Depreciation
                                     ----------       ------------         ----------      ------------
Office furniture, fixtures and
   equipment                         $  557,560        $  493,261          $  557,560       $   468,407
Machinery and equipment               1,223,500           669,477           1,207,168           529,462
Vehicles                                 22,186            20,867              22,186            19,110
                                     ----------        ----------          ----------       -----------

                                     $1,803,246        $1,183,605          $1,786,914       $ 1,016,979
                                     ==========        ==========          ==========       ===========

Depreciation expense totaled $161,079 for 1998, $153,868 for 1999, and $166,626 for 2000.

NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS

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

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS - CONTINUED

Class 5: The allowed Secured Claim of the holders of the DeMoss Loan Documents, the Culbreath Loan Documents and the Parker Loan Documents, which were secured by liens upon the Company's personal property were paid from the liquidation of their collateral pre-confirmation. (B)

Class 6: The allowed claim of the holders of the Landav Loan Documents were satisfied in exchange for the issuance and delivery of 4,092,629 shares of common stock on November 24, 1997. (C)

Class 7: As provided for in the Amended Plan, each unsecured creditor shall receive its pro rata share (based on the amount of its allowed claim compared to the total of unsecured claims) of (i) cash in the amount of $500,000 plus (ii) its pro rata share of a second aggregate payment of $500,000 together with interest, payable at $50,000 per new machine sale by the Company. The balance of the unsecured claims shall be paid as follows: Each unsecured creditor could elect one of two options with respect to the payment of the balance of its claims. Option 1: The sum of 15% of the balance of its claim. Option 2: The creditors pro rata share of 1,000,021 shares of common stock issued by the Company. At any time on or prior to September 30, 2000 (the "Final Settlement Date:"), each unsecured creditor shall, at the sole and exclusive option of the Company, receive an additional cash payment or additional shares of common stock based on the average of the closing prices of the Company's common stock for the period that is not less than five (5) nor more than thirty-five (35) trading days prior to the Final Settlement Date such that the total amount received by the unsecured creditors pursuant to this Option 2, either in additional stock or cash, equals its pro rata share of the difference between the total amount of unsecured claims less all principal amounts to be paid pursuant to the first $500,000 and the second aggregate amount of $500,000. If between the August 29, 1997 (the "Effective Date") and the September 30, 2000, the average of the closing prices of the Company's stock for any five (5) consecutive trading day period multiplied by 1,000,021 exceeds the balance of unsecured claims multiplied by factor for time value or if any unsecured creditors shall sell, pledge or trade the stock, directly or indirectly, issued to it, then such creditors shall no longer be entitled to any further distribution on the Final Settlement Date. On September 12, 1997, each holder of an allowed Class 7 unsecured claim received their pro rata share of the first $500,000 payment in cash and on November 28, 1997, the creditors that elected Option 1 received their 15% payment. In addition, the creditors that elected Option 2 received their pro rate share of the 1,000,000 shares of common stock issued on November 25, 1997. As of July 31, 1999, the Company had paid out all $500,000 toward the second $500,000 cash payment payable at $50,000 per new machine sale. (D, E, F)

Class 8: Each holder of an allowed Class 8 convenience claim, or those claimants electing Class 8 treatment received their payment in cash equal to the lesser of $1,200 or the allowed amount of such allowed convenience claim on September 19, 1997. (G)

Class 9: The holders of the Class 9 claims had their equity interest in the Company diluted by the common stock of the Company issued to implement the Amended Plan and any existing preemptive rights to acquire and other rights to limit issuance of the Company's common stock have been canceled.

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

NOTE 5 - LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS - CONTINUED

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

In addition, the Company was authorized by the Court to incur secured debt on January 14, 1997 from Ameristar Capital Corporation. For services rendered, Ameristar Capital Corporation received a security interest and lien on one Tapistron Machine (No. 414) to secure repayment of the loan and to pay a placement fee of $25,000 to Avonwood Capital Corporation from the proceeds of the loan and issue 1,000,000 shares of the Company's common stock in accordance with its plan of reorganization. Shares of common stock were issued as of November 25, 1997.

   Liabilities Subject to Settlement under Reorganization Proceedings:

July 31, 1997 Pre-confirmation                                                   $2,520,557
(A) Class 2 Metrahealth Claim                                                        (7,911)
(B) Class 5 Culbreath Loan Documents                                                (50,000)
(C) Class 6 Landav Loan Documents exchanged for stock                              (613,894)
(D) Class 7 First $500,000 payment                                                 (500,000)
(E) Class 7 Option 1 payment                                                        (89,300)
(F) Class 7 Option 2 shares issued for debt                                        (611,336)
(G) Class 8 Convenience Claims                                                      (49,253)
Adjustment from Pre-confirmation to Confirmation                                    (98,863)
                                                                                 ----------
Second $500,000 to be payable $50,000 per new machine sale                          500,000
Less:  Payments                                                                    (500,000)
                                                                                 ----------

   Total liabilities subject to settlement under reorganization proceedings      $        -
                                                                                 ==========

NOTE 6 - CONTINGENCIES

Amended Plan

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


July 31, 2000 closing market price                                $    0.1562
Shares issued to Class 7 (no fractional shares were issued)         1,000,021
                                                                  -----------

Total Market Value of Class 7 Stock                                   156,203
                                                                  -----------

Balance of Class 7 unsecured claims                                   611,336
Time value factor @8.75%                                           1.28955083
                                                                  -----------

Total Liability of Class 7 Claims                                     788,348
                                                                  -----------

Total contingency for stock that will cover Class 7 debt          $   632,145
                                                                  ===========


Subsequent to year-end, common stock was issued to cover the Class 7 debt.

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations and the realization of assets and the satisfaction of liabilities in the normal course of business. Recurring negative cash flows from operating activities raise a question about the Company's ability to continue as a going concern. The Company emerged from bankruptcy protection when the final decree closed the case as of January 22, 1998.

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

Immediate emphasis is being placed on actively promoting the Tapistron machine in the domestic market, which is being handled by the Company's internal sales and marketing department. The primary markets outside the United States are in the Pacific Rim and Europe, and outside representatives will maintain foreign sales efforts.

Due to a number of domestic Tapistron machine installations over the past five years, CYP technology has been able to find some market areas for which it is well suited, the primary one being commercial/hospitality broadloom. This market, along with the rug market and residential broadloom, will be prime applications for the Tapistron machine. The Tapistron machine is not in the same market with low-end solid color carpet tufting machines, and our focus will continue to be on the manufacturers of high-end carpet, which is a value-added product market. So, as there has been an increasing trend toward product differentiation in the carpet industry, the future is continually looking brighter for the Tapistron machine and for patterned tufted carpet in general.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

The Company leases office space, warehouse space, and equipment under short-term operating leases. Rental expense under these operating leases for the years ended July 31, 1998, 1999 and 2000 was approximately $308,813, $338,773 and
$350,193, respectively.

In June 1996, the Company completed the refinancing of its main facility under a sale/leaseback arrangement. The facility was sold for $1.9 million, $1.86 million of which was used to pay off the existing mortgage. The Company entered into an operating lease for a term of five years. The lease expires in 2001 and requires minimum annual rental payments of $303,877 in 2001. The Company has the option to purchase the property at any time during the lease term.

NOTE 8 - DEBT

                                                                                    2000                1999
                                                                                 ----------          ----------
Short-term debt consists of the following:
   15.0% Promissory Note, maturing September 1999,
     interest only payable through August 1999, collaterized
     by inventory                                                                         -             500,000

   10.25% Promissory Note, maturing August 16, 1999, monthly principal and interest payments of $22,549 payable beginning March 16, 1999, and continuing until maturity
     on August 16, 1999, collaterized by machinery and equipment                          -             146,119

   10% Bank line of credit, maturing September 3, 1999, interest only payable through September 3, 1999, collaterized
     by inventory                                                                         -             497,927

   10.75% Bank line of credit, maturing September 1, 2000, interest payable monthly through August 31, 2000, collaterized
     by inventory, equipment and accounts receivable                                450,020                   -

   11% Bank line of credit, maturing October 21, 2000, interest payable monthly through October 20, 2000, collaterized
     by inventory, equipment, and accounts receivable                               500,000                   -

   11.50% Promissory Note, maturing August 19, 2000,
     interest payable at maturity, collaterized by inventory                        400,000                   -

   12.5% Promissory Note, maturing September 19, 2000, interest payable monthly through September 18, 2000,
    collateralized by inventory  and equipment                                      400,105                   -
                                                                                 ----------          ----------

         Total short-term debt                                                   $1,750,125          $1,144,046
                                                                                 ==========          ==========

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEBT - CONTINUED

Short-term debt - related party consists of the following:


                                                                                2000            1999
                                                                              --------        --------
   12% Promissory Note, maturing September 15, 1999,
     interest only payable quarterly, collaterized by inventory                      -          50,000

   12% Promissory Note, interest and principal due on demand,
     collateralized by inventory                                               250,000               -
                                                                              --------        --------

         Total short-term debt - related party                                $250,000        $ 50,000
                                                                              ========        ========
Long-term debt consists of the following:
   5%Promissory Note, maturing February 2001, payable beginning September
     1999, $25,000 plus interest monthly,
     collateralized by inventory                                               195,518         450,000

   9.5% Promissory Note, maturing August 2001, payable $482
     monthly including interest, collaterized by equipment                       5,932          10,893

   Less:  Current portion                                                      200,972         279,961
                                                                              --------        --------
   Total long-term debt                                                       $    478        $180,932
                                                                              ========        ========

Interest expense on debt totaled $39,268 for 1998, $100,392 for 1999 and $180,254 for 2000. The weighted average interest rate on short-term borrowings at July 31, 2000 was 11.47%. The scheduled maturities of long-term debt outstanding at July 31, 2000 are summarized as follows: $200,972 in 2001 and $478 in 2002.

NOTE 9 - UNUSED LINES OF CREDIT

At July 31, 2000, the Company had $50,000 available in an unused line of credit from a local financial institution.

NOTE 10 - STOCK OPTIONS

In April 1992, the Company adopted the 1992 qualified employee stock option plan (the "1992 Plan") which provided for the granting of options to employees for the purchase of up to 350,000 shares of common stock of the Company at a price not less than fair market value on the date the options are granted. The shareholders of the Company subsequently approved an increase in the number of shares available for issuance under the 1992 Plan to 1,350,000 shares. Previously, the Company had a qualified employee stock option plan (the "1989 Plan") which provided for the granting of options to employees for the purchase of approximately 210,000 shares of which options for approximately 192,500 have been granted. The 1989 Plan was terminated with the adoption of the 1992 Plan, canceling the 192,500 options. All options in the 1992 Plan expired prior to July 31, 1997. During

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS - CONTINUED

fiscal year 1998, options under the 1992 Plan were approved for the three officers and a key consultant. During the year ended July 31, 2000, the shareholders of the Company approved an increase in the number of shares available for issuance to 5,400,000. At July 31, 2000, there were 926,000 options outstanding.

The following table summarizes option activity:

                                               Shares              Per Share
                                             ----------          --------------
Outstanding as of July 31, 1997               2,592,003          $ .50 - $7.125
       Granted                                        -                       -
       Exercised                                      -                       -
       Expired                               (2,592,003)                      -
                                             ----------

Outstanding as of July 31, 1998                       -                       -
       Granted                                  926,000                   $0.23
       Exercised                                      -                       -
       Expired                                        -                       -
                                             ----------

Outstanding as of July 31, 1999                 926,000                   $0.23
       Granted                                        -                       -
       Exercised                                      -                       -
       Expired                                        -                       -
                                             ----------

Outstanding as of July 31, 2000                 926,000                   $0.23
                                             ==========

NOTE 11 - WARRANTS

During the year ended July 31, 1992, the Company issued redeemable warrants to purchase 2,587,500 shares of common stock of the Company at a purchase price of $8.10 per share, exercisable from June 24, 1993 through June 23, 1997. During the year ended July 31, 1995, warrants for the purchase of 50,000 shares at an exercise price of $1.00 were issued. Warrants for the purchase of 2,637,500 shares of the Company's common stock remain outstanding as of July 31, 1999 and 2000. Upon confirmation of the plan of reorganization, all redeemable warrants were modified to reduce the exercise price to $1.00 and the exercise period was extended to August 31, 2000.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

During the year ended July 31, 1998, the Company paid approximately $5,000 for printing for printing services from a company that is owned by the Chairman of the Company.

During the year ended July 31, 1999, the Company borrowed amounts totaling $155,000 from a director of the Company. All but $50,000 was paid back to the director during the year.

During the year ended July 31, 1999, the Company paid $56,085 for consulting services from a company that is owned by a director of the Company.

During the year ended July 31, 2000, the Company borrowed amounts totaling $15,000 from an officer of the Company. The entire loan was paid back within the year.

During the year ended July 31, 2000, the Company borrowed amounts totaling $450,000 from a director of the Company. All but $250,000 was paid back to the director during the year.

During the year ended July 31, 2000, the Company paid $36,211 for consulting services from a company that is owned by a director of the Company.

NOTE 13 - DOMESTIC AND EXPORT SALES

The following table summarizes the sales of the Company:

                               2000                 1999                1998
                            -----------          -----------         -----------

North America               $ 5,007,531          $ 3,833,206         $ 4,475,535
Asia                          1,062,704               51,667              22,198
Pacific Rim                           -               41,325           1,120,954
Europe                           14,686              799,683              32,868
                            -----------          -----------         -----------
    Total Sales             $ 6,084,921          $ 4,725,881         $ 5,651,555
                            ===========          ===========         ===========

NOTE 14 - MAJOR CUSTOMERS

The Company operates in a single textile machinery line of business, encompassing the manufacture and service of the computerized yarn placement
(CYP) machine. For the year ending 2000, the Company has five (5) customers whose sales represent a significant portion of sales in their line of business. Sales to one of these customers were in excess of 16% of sales. Sales to a second customer were in excess of 15%. Sales to a third customer accounted for 17% of sales. Sales to a fourth customer were in excess of 16%. Sales to a fifth customer were in excess of 15%.

For the years ending 1999 and 1998, the Company had nine (9) customers whose sales represented a significant portion of sales in their line of business. Sales to one of these customers were in excess of 17% of sales in 1999, and 0% in 1998. Sales to a second customer accounted for 16% of sales in 1999, and 0% in 1998. Sales to a third customer accounted for 18% in 1999, and 0% in 1998. Sales to a fourth customer accounted for 19% in 1999, and

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - MAJOR CUSTOMERS - CONTINUED

0% in 1998. Sales to a fifth customer accounted for 17% in 1999, and 0% in 1998. Sales to a sixth customer accounted for 0% in 1999, and 21% in 1998. Sales to a seventh customer accounted for 0% in 1999, and 20% in 1998. Sales to an eighth customer accounted for 0% in 1999, and 39% in 1998. Sales to a ninth customer accounted for 0% in 1999, and 20% in 1998.

NOTE 15 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                     2000              1999
                                                 -----------        -----------
Deferred tax assets
      Accounts receivable                        $     9,250        $     9,250
      Accrued expenses and reserves                   27,513             21,106
      Net operating loss carryforward              8,102,458          8,188,100
      Valuation allowance                         (6,239,221)        (6,218,456)
                                                 -----------        -----------
Net deferred tax assets                          $ 1,900,000        $ 2,000,000
                                                 ===========        ===========

As of July 31, 2000, the Company had net operating loss carry-forwards of approximately $21,898,000 available to offset future taxable income, which will expire in various years through 2014.

Realization of deferred tax assets associated with the net operating loss carryforwards and reversals of the temporary differences is dependent upon generating sufficient taxable income prior to expiration of the NOL carryforwards. Even though the Company has incurred tax losses for nine of the past twelve fiscal years, management believes that it is more likely than not it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carryforward prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during the last five years. Specifically, cost savings by bringing Research and Development in house and by better usage of just-in-time inventory control. Management believes that a valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. Using 2000 as a base, taxable income will have to grow at an average annual compound rate of 5% in order to realize $1,900,000 of tax benefit prior to expiration.

                          TAPISTRON INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES - CONTINUED

The income tax provision varies from the amount computed by applying the current federal statutory rates to income before income tax provision. The reasons for these differences and the approximate tax effects are as follows:


Tax at federal statutory rate                $ 89,190
State income taxes                              9,832
Nondeductible expenses                          2,146
Other                                          (1,168)
                                             --------
Income tax provision                         $100,000
                                             ========


NOTE 16 - SUBSEQUENT EVENTS

On August 14, 2000, the Company closed on a Small Business Administration loan in the amount of $500,000. The loan is a twelve-month term note with interest payable monthly at the prime rate plus 1 1/2% (currently 11%). One Tapistron machine and the personal guarantees of the officers of the Company secure the loan.

On August 17, 2000, the Company received a deposit on the sale of a Tapistron machine.

On August 31, 2000, all outstanding warrants expired.

On October 19, 2000, the board of directors approved to issue common stock to cover the contingent liability of the unsecured creditors' Class 7 debt.

                          TAPISTRON INTERNATIONAL, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions
                                             Balance at        Charged to                            Balance
                                             Beginning          Cost and                             at End
                                              of Year           Expenses         Deductions          of Year
                                             ----------        -----------       ----------         ---------
    2000
-------------
Allowance for doubtful accounts               $ 25,000            $     -          $     -           $ 25,000
Allowance for uncollectible long-
   term receivables                           $500,000            $     -          $     -           $500,000
Allowance for obsolete inventory              $      -            $30,000          $     -           $ 30,000

    1999
-------------
Allowance for doubtful accounts               $ 31,556            $25,000          $31,556(1)        $ 25,000
Allowance for uncollectible long-
   term receivables                           $500,000            $     -          $     -           $500,000


    1998
-------------
Allowance for doubtful accounts               $ 39,905            $     -          $ 8,349(1)        $ 31,556
Allowance for uncollectible long-
   term receivables                           $500,000            $     -          $     -           $500,000


(1)  Uncollectible accounts written off