Form 10-Q
period 2000-10-31
TAPISTRON INTERNATIONAL INC
filed 2000-12-14
CIK 800193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -----------------------

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
Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

          Class                                 Outstanding at  December 1, 2000
------------------------------                  --------------------------------
Common Stock $.0004 Par Value                            37,551,494

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS



PART I   - FINANCIAL INFORMATION

     ITEM 1  - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets at
          July 31, 2000 and October 31, 2000                                   3

     Condensed Consolidated Statements of Operations
         for the Three Months Ended October 31, 1999 and 2000                  5

     Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended October 31, 1999 and 2000                  6

     Notes to Condensed Consolidated Financial Statements                      7

     ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                       9


PART II  - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION                                               11

     SIGNATURE                                                                12

                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               Condensed from
                                                             Audited Financial
                                                                 Statements            Unaudited
                                                               July 31, 2000        October 31, 2000
                                                             -----------------      -----------------
CURRENT ASSETS
   Cash and cash equivalents                                    $   65,812             $   59,323
   Receivables, net of allowance of $25,000                         84,945                 47,823
   Receivables from employees/others                                76,070                 88,262
   Sales contract receivables                                      520,000              1,214,600
   Inventory, net of allowance of $30,000                        3,339,603              2,739,759
   Prepayments                                                      81,107                 83,543
   Deferred income taxes                                           100,000                100,000
                                                                ----------             ----------

            Total current assets                                 4,267,537              4,333,310
                                                                ----------             ----------

PROPERTY AND EQUIPMENT, NET                                        619,641                578,036
                                                                ----------             ----------

OTHER ASSETS
   Long-term receivables, net of allowance of $500,000                  --                     --
   Patents and patent license                                      202,085                201,764
   Deferred income taxes                                         1,800,000              1,800,000
   Other assets                                                      2,500                  2,333
                                                                ----------             ----------

            Total other assets                                   2,004,585              2,004,097
                                                                ----------             ----------

          TOTAL                                                 $6,891,763             $6,915,443
                                                                ==========             ==========



The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    Condensed from
                                                                   Audited Financial
                                                                      Statements               Unaudited
                                                                     July 31, 2000         October 31, 2000
                                                                   -----------------       ----------------
CURRENT LIABILITIES
   Short-term debt                                                   $  1,750,125           $  2,099,020
   Short-term debt -  related party                                       250,000                225,000
   Current portion of long-term debt                                      200,972                119,064
   Accounts payable                                                       224,998                144,371
   Accrued expenses                                                       269,774                246,265
   Customer deposits                                                       24,095                  5,775
                                                                     ------------           ------------

              Total current liabilities                                 2,719,964              2,839,495
                                                                     ------------           ------------

CONTINGENT REORGANIZATION LIABILITY                                       632,145                     --
                                                                     ------------           ------------

LONG-TERM DEBT                                                                478                     --
                                                                     ------------           ------------

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
      shares authorized: no shares issued and
      outstanding                                                              --                     --
   Common stock - $.0004 par value - 100,000,000
      shares authorized: 34,841,129 shares issued
      at July 31, 2000 and 38,121,512 as of October 31, 2000               13,936                 15,249
    Additional paid in capital                                         26,357,489             26,988,322
    Accumulated deficit                                               (22,709,223)           (22,804,597)
    Treasury stock - 570,018 shares outstanding at cost                  (123,026)              (123,026)
                                                                     ------------           ------------

              Total stockholders' equity                                3,539,176              4,075,948
                                                                     ------------           ------------

              TOTAL                                                  $  6,891,763           $  6,915,443
                                                                     ============           ============


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                               Three Months          Three Months
                                                                   Ended                 Ended
                                                             October 31, 1999      October 31, 2000
                                                             ----------------      ----------------
SALES                                                         $  2,815,805           $  1,719,929

COST OF SALES                                                    1,425,420              1,090,497
                                                              ------------           ------------

      Gross profit                                               1,390,385                629,432

OPERATING EXPENSES                                                 649,831                632,741
                                                              ------------           ------------

OPERATING INCOME (LOSS)                                            740,554                 (3,309)
                                                              ------------           ------------

OTHER INCOME (EXPENSE)
      Interest expense                                             (40,966)               (58,144)
      Interest income                                                    9                     10
      Loss on disposal of asset                                         --                     --
      R&D Experimental & Modifications                                  --                (28,870)
      Gain (Loss) on foreign currency exchange rates               (80,936)                (5,061)
                                                              ------------           ------------

                   Other income (expense)                         (121,893)               (92,065)
                                                              ------------           ------------

Income (Loss) before reorganization items                          618,661                (95,374)

REORGANIZATION ITEMS                                                    --                     --
                                                              ------------           ------------

NET INCOME (LOSS)                                             $    618,661           $    (95,374)
                                                              ============           ============


EARNINGS PER SHARE

Net income (loss)                                                    0.020                 (0.003)

Weighted average number of shares
outstanding                                                     34,785,611             35,364,572


The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITIED)

                                                                          Three Months          Three Months
                                                                             Ended                 Ended
                                                                        October 31, 1999      October 31, 2000
                                                                        ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                                      $   618,661           $   (95,374)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
         Depreciation and amortization                                          49,959                47,094
         Loss on disposal of asset                                                  --                    --
         Loss on foreign currency exchange rates                                80,936                 5,061
         Changes in operating assets and liabilities:
              (Increase) decrease in receivables                            (1,895,263)             (669,670)
              (Increase) decrease in prepayments                               (69,287)               (2,436)
              (Increase) decrease in inventory                                 362,577               599,844
              Increase (decrease) in accounts payable
                 and accrued expenses                                          122,284              (104,136)
              Increase (decrease) in customer deposits                           7,343               (18,320)
              Increase (decrease) in liabilities subject to
                 settlement under plan of reorganization                            --                    --
                                                                           -----------           -----------
                                                                              (722,790)             (237,937)
                                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            --                    --
                                                                           -----------           -----------

              Net cash used in investing activities                                 --                    --
                                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                         800,125             1,051,620
    Principal repayment of debt                                               (706,112)             (807,194)
                                                                           -----------           -----------
              Net cash provided by (used in) financing activities               94,013               244,426

NET (DECREASE) IN CASH:                                                       (628,777)               (6,489)
    Cash and cash equivalents - beginning of period                            685,328                65,812
                                                                           -----------           -----------
                                                                           $    56,551           $    59,323
                                                                           ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH
    CASH FLOW INFORMATION:
    Cash paid for interest                                                 $    23,154           $    58,144

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock to cover contingent
    reorganization liability                                               $        --           $   632,145


The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of October 31, 2000 and the results of its operations for the three months ended October 31, 1999 and 2000 and cash flows for the three months ended October 31, 1999 and 2000. These statements are condensed, and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. The results of operations for the three months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.



NOTE 2 - EARNINGS (NET LOSS) PER SHARE
--------------------------------------

Earnings (net loss) per share are computed using the weighted average number of shares of common stock outstanding.


NOTE 3 - INVENTORY
------------------

Inventory at October 31, 2000 consists of the following:


Raw Material                              $   773,025
Work in Process                             1,136,769
Finished Goods                                859,965
                                          -----------
                                          $ 2,769,759
Allowance for obsolete inventory              (30,000)
                                          -----------

Total                                     $ 2,739,759
                                          ===========

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

July 31, 2000 closing market price                                   $   0.1562
Shares issued to Class 7 (no fractional shares were issued)           1,000,021
                                                                     ----------

Total market value of Class 7 stock                                  $  156,203
                                                                     ----------

Balance of Class 7 unsecured claims                                  $  611,336
Time value factor @8.75%                                             1.28955083
                                                                     ----------

Total liability of Class 7 claims                                    $  788,348
                                                                     ----------

Total contingent liability for stock to cover Class 7 debt           $  632,145
                                                                     ==========

During this quarter, the Company issued common stock to cover the contingent reorganization liability. The additional shares needed at the determined price of $0.185 were 3,280,383 shares.

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

Sales
-----

Revenues for the three months ended October 31, 2000 were $1,719,930 compared with $2,815,805 for the three months ended October 31, 1999. The decrease in revenues was due to a decrease in units sold.

Cost of Sales
-------------

Cost of sales for the three months ended October 31, 2000 were $1,090,497 or 63% of sales, compared with $1,425,420 or 51% of sales, for the three months ended October 31, 1999. Units produced for this time period has decreased, which directly increases total cost of sales. Excess utilization of labor for this quarter has been used to make the machine operate in a more efficient and flexible manner. The increased R&D expense will translate into more sales and less cost per unit.

Operating Expenses
------------------

Operating expenses were $632,741 for the three months ended October 31, 2000 compared with $649,831 for the three months ended October 31, 1999. The decrease in operating expenses was due to substantially less legal expenses during the three months ended October 31, 2000.

Interest Expense
----------------

Interest expense was $58,144 for the three months ended October 31, 2000 compared with $40,966 for the three months ended October 31, 1999. Since inventory did not turn as fast as the comparable quarter, the short term average debt was higher for the three months ended October 31, 2000.

Income Tax Expense
------------------

The income tax provision is $0 due to utilization of the net operating loss carry-forward to reduce current taxable income.

                         TAPISTRON INTERNATIONAL, INC.,


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company's highly liquid assets (cash and cash equivalents) at October 31, 2000 aggregated $59,322, a decrease from the $65,812 balance at July 31, 2000. Its working capital position at, October 31, 2000 of $1,494,293, decreased from the comparable amount of $1,547,573 at July 31, 2000. The decrease in working capital was mainly a result of increased debt due to the decrease in revenues for the three months ended October 31, 2000.

Net cash used in operations for the three months ended October 31, 2000 were $237,937 compared to cash used in operations of $722,790 for the three months ended October 31, 1999. Net cash used in investing activities totaled $0 for the three months ended October 31, 2000 compared to $0 used in investing activities during the three months ended October 31, 1999. Net cash provided by financing activities was $244,426 during the three months ended October 31, 2000 compared to cash provided by financing activities of $94,013 during the three months ended October 31, 1999.

The Company believes its current cash needs will be adequately provided from anticipated cash generated from operations, short-term borrowings and its lines of credit. As of October 31, 2000, the Company had available $200,980 on its lines of credit. Long-term cash requirements, other than normal operating expenses, depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

Market Risk
-----------

A review of the Company's financial instruments and risk exposures at October 31, 2000, revealed that the Company had exposure to foreign currency exchange rate risks. At October 31, 2000, the Company had an outstanding debt denominated in the Japanese Yen, which matures in February of 2001. As exchange rates vary, the Company's financial position, results of operations or cash flows may vary from expectations and overall expected earnings may be adversely impacted. The effect of foreign exchange rate fluctuations on the Company during the three months ending October 31, 2000 was an expense of $5,061.

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

Forward-looking Statements for Purposes of "Safe Harbor" Under the Private Securities Reform Act of 1995
---------------------------------------------------------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of Management.

Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond October 31, 2000, are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as, matters that are specific to the Company and the market it serves. Actual sales in Fiscal 2001 may be materially less than the sales projected in the forward-looking statements if the Company's customers cancel or delay current orders or if the Company reduces the rate at which it is building or expects to build CYP machines for such customers. Such cancellations, delays or reductions may occur if there is a substantial change in the general economy or if a customer were to experience major financial difficulties. Margins may differ from those projected in the forward-looking statements if management does not achieve success in improving margins or other events occur that differ from the estimates used in preparing the Company's financial statements.

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

(b) No reports on Form 8-K were filed during the quarterly period ended October 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                            Tapistron International, Inc.
                                            -----------------------------
                                            (Registrant)



Date:    December 13, 2000                  /s/Rodney C. Hardeman, Jr.
     ---------------------                  --------------------------
                                            Rodney C. Hardeman, Jr.
                                            (Signing on behalf of the registrant
                                            as President and Chief
                                            Executive Officer)