Form 10-Q
period 2001-01-31
TAPISTRON INTERNATIONAL INC
filed 2001-03-20
CIK 800193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________________

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
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

            Class                                Outstanding at March 10, 2001
-------------------------------                 --------------------------------
Common Stock $.0004 Par Value                             37,551,494

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS

PART I   - FINANCIAL INFORMATION

   ITEM 1  - FINANCIAL STATEMENTS
   Condensed Consolidated Balance Sheets as of July 31, 2000 and January 31, 2001     3

   Condensed Consolidated Statements of Operations for the Three Months Ended
       January 31, 2000 and 2001 and the Six Months Ended January 31, 2000
       and 2001                                                                       5

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
       January 31, 2000 and 2001.                                                     6

   Notes to Condensed Consolidated Financial Statements                               7

   ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                                 8


PART II  - OTHER INFORMATION

   ITEM 5 - OTHER INFORMATION                                                         10

   SIGNATURE                                                                          11

                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     Condensed from
                                                                   Audited Financial
                                                                       Statements                   Unaudited
                                                                     July 31, 2000              January 31, 2001
                                                                  ---------------------        --------------------
CURRENT ASSETS
   Cash and cash equivalents                                      $             65,812         $          260,980
   Receivables, net of allowance of $25,000                                     84,945                     169,420
   Receivables from employees/others                                            76,070                      77,574
   Sales contract receivables                                                  520,000                     250,000
   Inventory, net of allowance of $30,000                                    3,339,603                   3,143,903
   Prepayments                                                                  81,107                      37,986
   Deferred income taxes                                                       100,000                     100,000
                                                                  ---------------------        --------------------

            Total current assets                                             4,267,537                   4,039,863
                                                                  ---------------------        --------------------

PROPERTY AND EQUIPMENT, NET                                                    619,641                     536,430
                                                                  ---------------------        --------------------

OTHER ASSETS
   Long-term receivables, net of allowance of $500,000                               -                           -
   Patents and patent license                                                  202,085                     198,599
   Deferred income taxes                                                     1,800,000                   1,800,000
   Other assets                                                                  2,500                           -
                                                                  ---------------------        --------------------

            Total other assets                                               2,004,585                   1,998,599
                                                                  ---------------------        --------------------

          TOTAL                                                   $          6,891,763         $         6,574,892
                                                                  =====================        ====================



The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC
                CONDENSED CONSOLIDATED BALANCE SHEETS- CONTINUED



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              Condensed from
                                                                             Audited Financial
                                                                                Statements                  Unaudited
                                                                               July 31, 2000            January 31, 2001
                                                                            --------------------       --------------------
CURRENT LIABILITIES
   Short-term debt                                                          $         1,750,125        $         2,419,382
   Short-term debt -  related party                                                     250,000                    225,000
   Current portion of long-term debt                                                    200,972                    120,619
   Accounts payable                                                                     224,998                    232,935
   Accrued expenses                                                                     269,774                    229,629
   Customer deposits                                                                     24,095                     25,919
                                                                            --------------------       --------------------

              Total current liabilities                                               2,719,964                  3,253,484
                                                                            --------------------       --------------------

CONTINGENT REORGANIZATION LIABILITY                                                     632,145                          -
                                                                            --------------------       --------------------

LONG-TERM DEBT                                                                              478                          -
                                                                            --------------------       --------------------

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
      shares authorized: no shares issued and
      outstanding                                                                             -                          -
   Common stock - $.0004 par value - 100,000,000
      shares authorized: 34,841,129 shares issued
      at July 31, 2000 and 37,551,494 as of January 31, 2001                             13,936                     15,021
    Additional paid in capital                                                       26,357,489                 26,865,524
    Accumulated deficit                                                             (22,709,223)               (23,559,137)
    Treasury stock - 570,018 shares outstanding at cost at
       July 31, 2000 and 0 shares outstanding at January 31, 2001                      (123,026)                         -
                                                                            --------------------       --------------------

              Total stockholders' equity                                              3,539,176                  3,321,408
                                                                            --------------------       --------------------

              TOTAL                                                         $          6,891,763       $         6,574,892
                                                                            ====================       ====================


The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months         Three Months           Six Months           Six Months
                                                       Ended Jan 31         Ended Jan 31          Ended Jan 31         Ended Jan 31
                                                           2000                 2001                  2000                 2001
                                                     ------------------   -----------------     ------------------   ---------------
SALES                                                $    1,090,486       $     141,996         $    3,906,290       $   1,861,926

COST OF SALES                                               641,499             143,213              2,066,919           1,233,710
                                                     --------------       -------------         --------------       -------------

    Gross profit                                            448,987              (1,217)             1,839,371             628,216

OPERATING EXPENSES                                          571,061             680,116              1,220,891           1,312,857
                                                     --------------       -------------         --------------       -------------

OPERATING INCOME (LOSS)                                    (122,074)           (681,334)               618,480            (684,641)
                                                     --------------       -------------         --------------       -------------

OTHER INCOME (EXPENSE)
    Interest expense                                        (51,774)            (41,122)               (92,740)            (99,266)
    Interest income                                              10                 (10)                    19
    R&D Experimental & Modifications                              -             (29,351)                                   (58,222)
    Gain (Loss) on foreign currency exchange rates           (8,501)             (2,724)               (89,437)             (7,785)
                                                     --------------       -------------         --------------       -------------

                   Other income (expense)                   (60,265)            (73,207)              (182,158)           (165,273)
                                                     --------------       -------------         --------------       -------------

NET INCOME (LOSS)                                    $     (182,339)      $    (754,540)        $      436,322       $    (849,914)
                                                     ==============       =============         ==============       =============


EARNINGS PER SHARE

Net income (loss)                                            (0.005)             (0.020)                 0.013              (0.024)

Weighted average number of shares
outstanding                                              34,785,611          37,551,494             34,785,611          36,119,725

The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITIED)

                                                                           Six Months                Six Months
                                                                              Ended                     Ended
                                                                         January 31, 2000          January 31, 2001
                                                                      ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $             436,322     $            (849,914)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
        Depreciation and amortization                                                99,918                    99,675
        Loss on foreign currency exchange rates                                      89,437                     7,785
        Changes in operating assets and liabilities:
              (Increase) decrease in receivables                                 (1,198,742)                  184,021
              (Increase) decrease in prepayments                                    (86,651)                   43,122
              (Increase) decrease in inventory                                      157,852                   195,700
              Increase (decrease) in accounts payable
                 and accrued expenses                                                54,507                   (32,208)
              Increase (decrease) in customer deposits                               (4,560)                    1,824
                                                                      ----------------------    ----------------------
              Net cash used in operating activities                                (451,917)                 (349,995)
                                                                      ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (16,332)                        -
                                                                      ----------------------    ----------------------
              Net cash used in investing activities                                 (16,332)                        -
                                                                      ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                               920,020                 2,514,620
   Principal repayments of debt                                                  (1,111,451)               (1,968,457)
                                                                      ----------------------    ----------------------
              Net cash provided by (used in) financing activities                  (191,431)                  546,163
                                                                      ----------------------    ----------------------

NET INCREASE / (DECREASE) IN CASH:                                                 (659,680)                  195,168
   Cash and cash equivalents - beginning of period                                  685,328                    65,812
                                                                      ----------------------    ----------------------
   Cash and cash equivalents - end of period                          $              25,648     $             260,980
                                                                      ======================    ======================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                                          $ 74,928                  $ 99,266

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Decrease in liabilities subject to settlement under
   plan of reorganization                                                                 -                  (632,145)


The accompanying notes are an integral part of the financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of January 31, 2001 and the results of its operations for the six months ended January 31, 2000 and 2001 and cash flows for the six months ended January 31, 2000 and 2001. These statements are condensed, and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. The results of operations for the six months ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year.



NOTE 2 - EARNINGS (NET LOSS) PER SHARE

Earnings (net loss) per share are computed using the weighted average number of shares of common stock outstanding.



NOTE 3 - INVENTORY

Inventory at January 31, 2001 consists of the following:


Raw Material                                                      $  762,016
Work in Process                                                    1,551,922
Finished Goods                                                       859,965
                                                                  ----------
                                                                  $3,173,903
Allowance for obsolete inventory                                     (30,000)
                                                                  ----------

Total                                                             $3,143,903
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

Results of Operations

Sales

Revenues for the three months ended January 31, 2001 were $141,996 compared with $1,090,486 for the three months ended January 31, 2000. The decrease in revenues was due to a lack of sales being consummated in the quarter. Subsequent to the end of the quarter, two purchase orders have been received for machine deliveries in the third and fourth quarters respectively. Revenues for the six months ended January 31, 2001 were $1,861,926 compared with $3,906,290 for the six months ended January 31, 2000. The decrease in revenues was due to a decrease in units sold.

Cost of Sales

Cost of sales for the three months ended January 31, 2001 were $143,213 or 101% of sales, compared with $641,499 or 59% of sales, for the three months ended January 31, 2000. Cost of sales for the six months ended January 31, 2001 were $1,233,710 or 66% of sales, compared with $2,066,919 or 53% of sales, for the six months ended January 31, 2000. Lower margins were the result of machine sales to penetrate new market segments and to meet cash requirements.

Operating Expenses

Operating expenses were $680,116 for the three months ended January 31, 2001 compared with $571,061 for the three months ended January 31, 2000. Operating expenses were $1,312,857 for the six months ended January 31, 2001 compared with $1,220,891 for the six months ended January 31, 2000.


Interest Expense

Interest expense was $99,266 for the six months ended January 31, 2001 compared with $92,740 for the six months ended January 31, 2000. The increase was due to an increase in debt for the six months ended January 31, 2001.

                          TAPISTRON INTERNATIONAL, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)


Income Tax Expense

The income tax provision is $0 due to utilization of the net operating loss carry-forward to reduce current taxable income.

Liquidity and Capital Resources

The following is a discussion of the impact of the significant factors affecting the Company's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto and many of these comments also are forward-looking statements within the meaning of Section 21E of the Exchange Act (see page 10 of this discussion).

The Company's consolidated cash and cash equivalents balance at January 31, 2001 was $260,980, a $195,168 increase from the July 31, 2000 balance of $65,812. Operating activities used $350,955 of cash in the first six months of 2001 verses cash used of $451,917 in 2000.

Cash provided by financing activities was $546,163 in the first six months of 2001, verses cash used of $191,431 in 2000. The increase in cash provided by financing activities is the result of short term borrowing required to fund working capital in the first six months of 2001.

The Company's ability to improve its operating results and financial position will depend on a variety of factors, several of which are described below, and some of which are outside of management's control. The applicable risks and uncertainties include general and industry specific economic conditions that affect all international business and the markets that we serve. Such conditions include interest rates, housing starts, existing home sales, corporate profits, and hotel/motel occupancy rates. These factors affect the number of machines sold and the timing of sales of our machines.

The Company's ability to maintain adequate liquidity to assure viability will depend on its ability to improve its operating results by generating increased revenues and controlling costs. The Company has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external borrowings or from sales of assets. As discussed above, machine sales can be easily deferred by customers due to various economic factors. These deferrals strain our cash flows as evidenced by second quarter results. However, two purchase orders for machine sales have been received subsequent to the end of the quarter.

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)


Forward-looking Statements for Purposes of "Safe Harbor" Under the Private Securities Reform Act of 1995

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of Management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond January 31, 2001, are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

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

(b) No reports on Form 8-K were filed during the quarterly period ended January 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,





                                            Tapistron International, Inc.
                                            -----------------------------
                                            (Registrant)



Date:    March 19, 2001                     /s/Rodney C. Hardeman, Jr.
     -------------------------------        ------------------------------------
                                            Rodney C. Hardeman, Jr.
                                            (Signing on behalf of the registrant
                                            as President and Chief Executive
                                            Officer)