Form 10-Q
period 2001-04-30
TAPISTRON INTERNATIONAL INC
filed 2001-06-19
CIK 800193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    FORM 10Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -----------------------

Commission file number 0-20309
                       -------

                          TAPISTRON INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                        58-1684918
                  -------                                    ------------------
(State or other jurisdiction of incorporation                  (IRS Employer
              or organization)                               Identification No.)

                              6203 Alabama Highway
                                 P. O. Box 1067
                                Ringgold, Georgia
                                   30736-1067
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (706) 965-9300
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

             Class                                Outstanding at June 13, 2001
-------------------------------------             ----------------------------
Common Stock $.0004 Par Value                              37,176,161

                          TAPISTRON INTERNATIONAL, INC.

                                TABLE OF CONTENTS



PART I   - FINANCIAL INFORMATION

     ITEM 1  - FINANCIAL STATEMENTS
                                                                     Pages
                                                                     -----
     Condensed Consolidated Balance Sheets as of July 31, 2000
         and April 30, 2001                                            3

     Condensed Consolidated Statements of Operations for the
         Three Months Ended April 30, 2000 and 2001 and the
         Nine Months Ended April 30, 2000 and 2001                     5

     Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended April 30, 2000 and 2001.                    6

     Notes to Condensed Consolidated Financial Statements              7

     ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                               8


PART II  - OTHER INFORMATION

     ITEM 5 - OTHER INFORMATION                                        11

     SIGNATURE                                                         12

                          TAPISTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   Condensed from
                                                  Audited Financial
                                                     Statements         Unaudited
                                                   July 31, 2000      April 30, 2001
                                                   -------------      --------------
CURRENT ASSETS
   Cash and cash equivalents                        $   65,812         $  247,798
   Receivables, net of allowance of $25,000             84,945            212,506
   Receivables from employees/others                    76,070             34,030
   Sales contract receivables                          520,000            250,000
   Inventory, net of allowance of $30,000            3,339,603          2,757,137
   Prepayments                                          81,107              4,713
   Deferred income taxes                               100,000            100,000
                                                    ----------         ----------

            Total current assets                     4,267,537          3,606,184
                                                    ----------         ----------

PROPERTY AND EQUIPMENT, NET                            619,641            500,825
                                                    ----------         ----------

OTHER ASSETS
   Long-term receivables                                    --                 --
   Patents and patent license                          202,085            208,039
   Deferred income taxes                             1,800,000          1,800,000
   Other assets                                          2,500                 --
                                                    ----------         ----------

            Total other assets                       2,004,585          2,008,039
                                                    ----------         ----------

          TOTAL                                     $6,891,763         $6,115,048
                                                    ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC
                CONDENSED CONSOLIDATED BALANCE SHEETS--CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  Condensed from
                                                                Audited Financial
                                                                     Statements           Unaudited
                                                                   July 31, 2000        April 30, 2001
                                                                   -------------         --------------
CURRENT LIABILITIES
   Short-term debt                                                 $  1,750,125          $  2,180,504
   Short-term debt -  related party                                     250,000               225,000
   Current portion of long-term debt                                    200,972               139,463
   Accounts payable                                                     224,998               310,253
   Accrued expenses                                                     269,774               158,030
   Customer deposits                                                     24,095               235,000
                                                                   ------------          ------------
              Total current liabilities                               2,719,964             3,248,251
                                                                   ------------          ------------
CONTINGENT REORGANIZATION LIABILITY                                     632,145                    --
                                                                   ------------          ------------
LONG-TERM DEBT                                                              478                    --
                                                                   ------------          ------------
STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value - 2,000,000
      shares authorized: no shares issued and
      outstanding                                                            --                    --
   Common stock - $.0004 par value - 100,000,000
      shares authorized: 34,841,129 shares issued
      at July 31, 2000 and 37,551,494 as of April 30, 2001               13,936                15,021
    Additional paid in capital                                       26,357,489            26,865,524
    Accumulated deficit                                             (22,709,223)          (23,959,748)
    Treasury stock - 570,018 shares outstanding
      at cost as of July 31, 2000 , 360,000 shares
      outstanding at April 30, 2001                                    (123,026)              (54,000)
                                                                   ------------          ------------
              Total stockholders' equity                              3,539,176             2,866,797
                                                                   ------------          ------------
              TOTAL                                                $  6,891,763          $  6,115,048
                                                                   ============          ============

   The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months       Three Months      Nine Months       Nine Months
                                                      Ended April 30    Ended April 30    Ended April 30    Ended April 30
                                                           2000              2001              2000              2001
                                                       ------------      ------------      ------------      ------------
SALES                                                  $  2,094,891      $    895,280      $  6,001,181      $  2,757,206

COST OF SALES                                             1,092,770           563,625         3,159,689         1,797,335
                                                       ------------      ------------      ------------      ------------

    Gross profit                                          1,002,121           331,655         2,841,492           959,871

OPERATING EXPENSES                                          682,666           670,973         1,903,557         1,983,831
                                                       ------------      ------------      ------------      ------------

OPERATING INCOME (LOSS)                                     319,455          (339,318)          937,935        (1,023,960)
                                                       ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
    Interest expense                                        (33,799)          (62,459)         (126,539)         (161,725)
    Interest income                                               9            10,693                28            10,693
    R&D Experimental & Modifications                             --            (1,928)          (60,149)
    Gain (Loss) on foreign currency exchange rates            6,268            (7,599)          (83,169)          (15,384)
                                                       ------------      ------------      ------------      ------------
                   Other income (expense)                   (27,522)          (61,293)         (209,680)         (226,565)
                                                       ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                      $    291,933      $   (400,611)     $    728,255      $ (1,250,525)
                                                       ============      ============      ============      ============


EARNINGS PER SHARE

Net income (loss)                                             0.008            (0.011)            0.021            (0.034)

Weighted average number of shares
outstanding                                              34,785,611        37,551,494        34,785,611        36,590,288


   The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITIED)


                                                                              Ended                Ended
                                                                         April 30, 2000        April 30, 2001
                                                                         --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   728,255          $(1,250,525)
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
        Depreciation and amortization                                         150,011              149,512
        Loss on foreign currency exchange rates                                83,169               15,384
        Changes in operating assets and liabilities:
              (Increase) decrease in receivables                           (1,068,949)             130,479
              (Increase) decrease in prepayments                              (14,603)              76,394
              (Increase) decrease in inventory                               (510,665)             582,466
              Increase (decrease) in accounts payable
                 and accrued expenses                                         219,047              (26,488)
              Increase (decrease) in customer deposits                         20,646              210,905
                                                                          -----------          -----------
              Net cash used in operating activities                          (393,089)            (111,873)
                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (16,332)              (6,000)
                                                                          -----------          -----------
              Net cash used in investing activities                           (16,332)              (6,000)
                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                         920,020            2,999,801
   Principal repayments of debt                                            (1,080,333)          (2,699,942)
                                                                          -----------          -----------
              Net cash provided by (used in) financing activities            (160,313)             299,859
                                                                          -----------          -----------

NET INCREASE / (DECREASE) IN CASH:                                           (569,734)             181,986
   Cash and cash equivalents - beginning of period                            685,328               65,812
                                                                          -----------          -----------
   Cash and cash equivalents - end of period                              $   115,594          $   247,798
                                                                          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                                 $   108,727          $   161,725

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

Contingent reorganization liability settled by stock issuance                      --              632,145

Receivables from employees settled by assumption of
    common stock                                                                   --               54,000


   The accompanying notes are an integral part of these financial statements.

                          TAPISTRON INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

In the opinion of management of Tapistron International, Inc. ("Tapistron") and Fabrication Center, Inc. ("FCI"), a wholly-owned subsidiary of Tapistron, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements) necessary to present fairly its financial position as of April 30, 2001 and the results of its operations for the nine months ended April 30, 2000 and 2001 and cash flows for the nine months ended April 30, 2000 and 2001. These statements are condensed, and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000. The results of operations for the nine months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - EARNINGS (NET LOSS) PER SHARE
--------------------------------------

Earnings (net loss) per share are computed using the weighted average number of shares of common stock outstanding.


NOTE 3 - INVENTORY
------------------

Inventory at April 30, 2001 consists of the following:
Raw Material                                                 $   860,088
Work in Process                                                  133,191
Finished Goods                                                 1,772,031
                                                             -----------
                                                             $ 2,765,310
Allowance for obsolete inventory                                  (8,173)
                                                             -----------

Total                                                        $ 2,757,137
                                                             ===========

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

Results of Operations

Sales
-----

Revenues for the three months ended April 30, 2001 were $895,280 compared with $2,094,891 for the three months ended April 30, 2000. The decrease in revenues was due to a decrease in units sold. Revenues for the nine months ended April 30, 2001 were $2,757,206 compared with $6,001,181 for the nine months ended April 30, 2000. The decrease in revenues was due to a decrease in units sold.

Cost of Sales
-------------

Cost of sales for the three months ended April 30, 2001 were $563,625 or 63% of sales, compared with $1,092,770 or 52% of sales, for the three months ended April 30, 2000. Cost of sales for the nine months ended April 30, 2001 were $1,797,335 or 65% of sales, compared with $3,159,689 or 53% of sales, for the nine months ended April 30, 2000. Lower margins were the result of machine sales to penetrate new market segments and to meet cash requirements.

Operating Expenses
------------------

Operating expenses were $670,973 for the three months ended April 30, 2001 compared with $682,666 for the three months ended April 30, 2000. Operating expenses were $1,983,831 for the nine months ended April 30, 2001 compared with $1,903,557 for the nine months ended April 30, 2000.


Interest Expense
----------------

Interest expense was $161,725 for the nine months ended April 30, 2001 compared with $126,539 for the nine months ended April 30, 2000. The increase was due to an increase in debt for the nine months ended April 30, 2001.

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

Income Tax Expense
------------------

The income tax provision for the period ended April 30, 2000, is $0 due to utilization of the net operating loss carry-forward to reduce current taxable income.

Liquidity and Capital Resources
-------------------------------

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

The Company's consolidated cash and cash equivalents balance at April 30, 2001 was $247,798, a $181,986 increase from the July 31, 2000 balance of $65,812. Operating activities used $111,873 of cash in the first nine months of 2001 verses cash used of $393,089 in 2000.

Cash provided by financing activities was $299,859 in the first nine months of 2001, verses cash used of $160,313 in 2000. The increase in cash provided by financing activities is the result of short term borrowing required to fund working capital in the first nine months of 2001.

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

The Company is experiencing a critical shortage of working capital. The Company has no unused credit lines and must satisfy all of its working capital and capital expenditures requirements from cash provided by operating activities or from external borrowings. Substantially all of the Company's assets have been pledged to secure various outstanding indebtedness of the Company. In the event that the Company is unable to increase its credit lines or generate cash from operating activities to satisfy its liquidity needs, the Company's ability to continue to operate will be jeopardized. In this event, the Company would be forced to seek working capital from other sources to fund delinquent payable balances and meet ongoing trade obligations. However, no such sources have been identified as of the date of this filing and there can be no assurance that other financing sources will identified. Even if the Company is able to meet its short-term capital needs, the Company's ability to meet long-term capital needs will be subject to factors outside its control, and there can be no assurance that the Company will be able to satisfy its long-term capital needs.

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------

As a result of the uncertainties described above, management is currently negotiating with a qualified buyer to execute an asset purchase agreement to sell substantially all the assets of the Company. Additional information will be provided as the negotiations progress.

Availability of NOLs
--------------------

The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $21.7 million at April 30, 2001. Such NOLs expire in 2002 through 2019 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. The Company believes that no such ownership change has occurred subsequent to the 1997 reorganization. There can be no assurance however, that such ownership change will not occur in the future. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS") and, thus, are subject to adjustment or disallowance resulting from any such IRS examination.

Forward-looking Statements for Purposes of "Safe Harbor" Under the Private
--------------------------------------------------------------------------
Securities Reform Act of 1995
-----------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, projected costs, projected savings and plans and objectives of Management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond April 30, 2001, are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

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

                          TAPISTRON INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS (continued)
------------------------


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

(b) No reports on Form 8-K were filed during the quarterly period ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,





                                            Tapistron International, Inc.
                                            -----------------------------
                                            (Registrant)



Date:    June 19, 2001                     /s/Rodney C. Hardeman, Jr.
     -------------------------             --------------------------
                                               Rodney C. Hardeman, Jr.
                                           (Signing on behalf of the registrant
                                           as President and Chief Executive
                                           Officer)